Form 10-Q
period 2000-03-31
TELOCITY DELAWARE INC
filed 2000-05-15
CIK 1102448

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission file number: 333-94271

                             TELOCITY DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    77-0467929
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

 10355 N. De Anza BOULEVARD CUPERTINO,                         95014
   CALIFORNIA (Address of principal                        (Zip Code)
          executive offices)
                                                         (408) 863-6600
                                                 (Registrant's telephone number,
                                                      including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes X No _

As of March 31, 2000, 85,472,327 shares of Registrants Common Stock, $0.001 par value, were issued and outstanding.

                             TELOCITY DELAWARE, INC.
                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999..................................................     1
              Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and 1999................................................     2
              Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 2000 and 1999..........................................     3
              Notes to Condensed Consolidated Financial Statements...................     4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................     8

Item 3.       Qualitative and quantitative disclosures about market risk.............    12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................    13

Item 2.       Changes in Securities..................................................    13

Item 6.       Exhibits and Reports on Form 8-K.......................................    13

              SIGNATURES.............................................................    13
              INDEX TO EXHIBITS......................................................    14

PART I.       FINANCIAL INFORMATION

Item 1.       CONSOLIDATED FINANCIAL STATEMENTS


                             TELOCITY DELAWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        March 31,       December
                                                                          2000           31, 1999
                                                                       (UNAUDITED)       (NOTE 2)
                                                                        ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents ....................................      $  31,832       $  66,978
    Accounts receivable ..........................................            224              13
    Prepaid expenses and other current assets ....................          8,438           7,013
                                                                        ---------       ---------
         Total current assets ....................................         40,494          74,004
Property and equipment, net ......................................         30,123          22,272
Intangibles, net .................................................            354             380
Other assets .....................................................         46,053          43,415
                                                                        ---------       ---------
         Total assets ............................................      $ 117,024       $ 140,071
                                                                        =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .............................................      $   7,403       $   9,141
    Accrued liabilities ..........................................         11,886           4,383
    Deferred revenue .............................................            196              33
    Notes payable, current .......................................          2,354           2,292
    Capital lease obligations, current ...........................          4,904           4,426
                                                                        ---------       ---------
         Total current liabilities ...............................         26,743          20,275
Notes payable, net of current portion ............................          2,615           3,135
Capital lease obligations, net of current portion ................         11,072           8,859
Other liabilities ................................................            114              64
                                                                        ---------       ---------
    Total liabilities ............................................         40,544          32,333
                                                                        ---------       ---------
    Total mandatorily redeemable convertible preferred stock .....              -         156,020
                                                                        ---------       ---------

Stockholders' equity (deficit):
    Common Stock: $0.001 par value, 250,000,000 shares
    authorized; issued and outstanding: 20,282,270 in 1999 and
    85,472,327 in 2000 ...........................................             82              17
    Additional paid-in capital ...................................        343,001          39,478
    Receivable from stockholders .................................       (147,347)         (5,457)
    Unearned stock-based compensation ............................        (16,055)        (13,883)
    Accumulated deficit ..........................................       (103,201)        (68,437)
                                                                        ---------       ---------
         Total stockholders' equity (deficit) ....................         76,480         (48,282)
                                                                        ---------       ---------
         Total liabilities, mandatorily redeemable convertible
         preferred stock and stockholders' equity (deficit).......      $ 117,024       $ 140,071
                                                                        =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             TELOCITY DELAWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                          2000               1999
                                                                      ------------       ------------
Consolidated Statement of Operations:
Revenues .......................................................      $        350       $         --
                                                                      ------------       ------------
Operating Expenses:
    Network and product costs ..................................             4,438                 --
    Sales and marketing ........................................            12,777                642
    General and administrative .................................            10,391                669
    Research and development ...................................             4,896              2,838
    Depreciation and amortization ..............................             2,085                286
                                                                      ------------       ------------
         Total operating expenses ..............................            34,587              4,435
                                                                      ------------       ------------
Loss from operations ...........................................           (34,237)            (4,435)
Interest expense ...............................................              (987)               (94)
Interest income ................................................               801                 52
                                                                      ------------       ------------
Net loss .......................................................           (34,423)            (4,477)
Accretion on mandatorily redeemable convertible preferred
stock ..........................................................               341                 --
                                                                      ------------       ------------
Net loss attributable to common stockholders ...................      $    (34,764)      $     (4,477)
                                                                      ============       ============

Net loss per share, basic and diluted ..........................      $      (2.61)      $      (0.61)
Shares used in computing net loss per share, basic and
diluted ........................................................        13,306,454          7,360,689


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             TELOCITY DELAWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ------------------------
                                                                            2000           1999
                                                                          --------       --------
    Net cash used in operating activities ..........................      $(27,572)      $ (4,796)
                                                                          --------       --------

Cash flow from investing activities:
    Purchase of property and equipment .............................        (6,472)        (1,464)
                                                                          --------       --------
Cash flows from financing activities:
    Proceeds from issuance of mandatorily redeemable convertible
    preferred stock, net of issuance costs .........................             -         14,477
    Proceeds from issuance of common stock .........................           107              -
    Proceeds from issuance of warrants for preferred stock .........           104              -
    Repayments of notes payable ....................................          (517)           (26)
    Principal payments on capital lease obligations ................          (796)           (70)
                                                                          --------       --------
        Net cash provided by (used in) financing activities ........        (1,102)        14,381
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents ...............       (35,146)         8,121
Cash and cash equivalents, beginning of period .....................        66,978          1,402
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $ 31,832       $  9,523
                                                                          ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             TELOCITY DELAWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.      DESCRIPTION OF BUSINESS

        Telocity Delaware, Inc. (the "Company") develops, markets, integrates and delivers interactive online services to the residential market over high-speed, or broadband, connections. The Company has a single operating segment and has no organizational structure dictated by product lines, geography or customer type.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements. Actual results may differ from those estimates. The consolidated financial statements of the Company include the accounts of all its wholly owned subsidiaries.

        The consolidated financial statements at March 31, 2000 and for the three-month period ended March 31, 2000 are unaudited, but include all adjustments (consisting only of recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and operating results. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of results that may be expected for any future periods.

        The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included on Form S-1 filed with Securities Exchange Commission ("SEC").


        Research and development

        Research and development costs are expensed as incurred, except for certain software development costs. In January 1999 the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to operations until certain criteria are met. For the three-months ended March 31, 2000 and 1999, software development costs of approximately $618,000 and zero, respectively, were capitalized and included in property and equipment.


        Advertising Costs

        Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses and other current assets and other assets at March 31, 2000 and December 31, 1999 is $40,576,000 and $38,824,000,
respectively, related to advertising to be received in the future, primarily from our strategic investors, NBC, Inc. and NBC Internet, Inc. Advertising expense for the three-months ended March 31, 2000 and 1999 was $7,925,000 and zero, respectively.

3.      NET LOSS PER SHARE

        Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes common equivalent shares outstanding during the period, if dilutive.

        The following table represents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):


                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                            2000               1999
                                                                       -------------      --------------
Numerator:
 Net loss ........................................................      $    (34,423)      $     (4,477)
 Accretion on mandatorily redeemable preferred stock .............               341                 --
                                                                        ------------       ------------
 Net loss attributable to common stockholders ....................      $    (34,764)      $     (4,477)
                                                                        ============       ============

 Denominator:
    Weighted-average common shares - basic and diluted ...........        24,506,189         13,170,731
    Weighted-average shares subject to repurchase ................       (11,199,735)        (5,810,042)
                                                                        ------------       ------------
    Denominator for basic and diluted calculation ................        13,306,454          7,360,689
                                                                        ============       ============

    Basic and diluted net loss per share .........................      $      (2.61)      $      (0.61)
                                                                        ============       ============


        Options to purchase 651,012 and 411,204 shares of Common or Convertible Preferred Stock, at an average exercise price of $4.86 and $0.17 per share, respectively, warrants to purchase 3,483,339 and 1,218,143 shares of Common or Convertible Preferred Stock, at an average exercise price of $3.78 and $0.26 per share, respectively, and 48,302,903 and 18,977,273 of weighted average convertible preferred stock outstanding, have not been included in the computation of diluted net loss per share for the three month periods ended March 31, 2000 and 1999 respectively, as their effect would have been anti-dilutive.


4. STOCK PLANS

        In January and February 2000, the Company granted options to purchase 981,580 and 398,360 shares of Common Stock at an exercise price of $9.00 and $12.00 per share and subsequently recorded deferred stock compensation expense of approximately $4.0 million and $1.2 million, respectively, related to the issuance of these options. Since February 2000, no additional deferred stock compensation expense has been recorded related to the granting of stock options.

        In January 2000, the Board of Directors approved the adoption of the 2000 Stock Incentive Plan ("2000 Plan") and reserved 24,000,000 common shares for issuance under this Plan. Shares not yet issued under the 1998 Stock Plan will also be available under the 2000 Plan. The 2000 Plan allows the grant of ISO, NSO and restricted stock to employees, non-employee board members and consultants.

        In January 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan and reserved 2,500,000 shares of Common Stock for issuance under this Plan.

        In January 2000, The Board of Directors approved the adoption of the 2000 outside Directors' Stock Plan and reserved 400,000 shares of Common Stock for issuance under this Plan.

        Stock-based compensation for employees and third party service providers was allocated across the relevant functional expense categories within operating expenses as follows (in thousands):

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                              -------------------
                                               2000         1999
                                              ------       ------
Network and product costs ..............      $  189         $ -
Sales and marketing ....................         374          14
General and administrative .............       2,276          10
Research and development ...............         361          60
                                              ------      ------
                                              $3,200      $   84
                                              ======      ======


5. INITIAL PUBLIC OFFERING

        On March 29, 2000, the Company completed its initial public offering in which it sold 11 million shares of Common Stock at $12.00 per share. The net proceeds of approximately $122.8 million were included in receivable from stockholder at March 31, 2000, and remitted to the Company on April 3, 2000.

        Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 250,000,000 shares of Common Stock, of which 85,472,327 shares were outstanding at March 31, 2000, and 10,000,000 shares of preferred stock, none of which was issued or outstanding at March 31, 2000.


6. COMPREHENSIVE INCOME

        To date, the Company has not had any transactions that are required to be reported in comprehensive income.


7. NEW ACCOUNTING PRONOUNCEMENT

        In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency or interest hedging activities and does not expect adoption of this new standard to have a significant impact on the Company.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


8. COMMITMENTS

        In February 2000, the Company entered into a two-year master broadband services agreement with General Electric Company ("GE") and its affiliates. Under the services agreement, the Company will provide residential services to GE and its affiliates' telecommuters, other employees at discounted rates, as well as non-employee users introduced to the Company by GE. In addition, under this agreement GE will help market and promote the Company's services. The Company has issued GE warrants for the contingent purchase of up to 200,000 shares of our common stock at an exercise price of $12.00, per share, based upon the achievement of certain customer-based milestones during the term of the agreement.

        GE must meet these milestones within 30 months and the warrants must be exercised within 12 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met.


9. SUBSEQUENT EVENTS

        Citi f/i sales agreement

        In April 2000, the Company entered into a 27-month affinity agreement with Citi f/i, the online virtual bank from Citibank and Citicorp Investment Services. Under the agreement, Citi f/i will promote the use of the Company's residential services among its on-line banking customers. The Company has issued warrants for the contingent purchase of up to 1,250,000 shares of our common stock at an exercise price of $12.00, per share, based upon the achievement of certain customer-based milestones during the term of the agreement.

        Citi f/i must meet these milestones within 27 months and the warrants must be exercised within 6 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met.


        Early extinguishment of debt

        In April 2000, the Company gave notice to Comdisco, Inc. and MMC/GATX Partnership #1, the holders of notes payable, that it would be settling its outstanding note obligations prior to maturity. These notes are collateralized by all tangible assets owned by the company, bear interest at a weighted average rate of 11.1% and are repayable in installments through January 2002. The loss arising from the early extinguishment of this debt will be $564,000.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

    - We have an unproven business model and a limited operating history in a new and rapidly evolving industry; we may not be able to implement our business plan;

    - We have incurred losses since our inception and expect future losses for the foreseeable future. Accordingly, we may not be able to achieve profitability, and even if we do become profitable, we may not be able to sustain profitability; and

    - Our failure to manage our growth could harm our ability to retain and grow our customer base and expand our service offerings.

    Additional risk factors are discussed under the heading "Risk Factors" in our Registration Statement on Form S-1 declared effective on March 29, 2000 by the Securities and Exchange Commission (File No. 333-94271).

OVERVIEW

        We develop, market and deliver to the residential market interactive online services and content designed for use over high-speed, or broadband, connections. These broadband connections allow our customers to enjoy services and content that they could not access with traditional slower speed Internet connections. Through a recent set of agreements, NBC Internet, Inc., or NBCi, currently provides all of the content offered on our jointly developed website, the Telocity/NBCi portal, which is the first Web page a customer views when accessing our services. Additionally, under these agreements NBCi and we have each agreed to develop new services and content to be offered and sold over this website and to share the revenue associated with those sales. We also intend to develop or acquire additional content if it is not available through NBCi from other third parties.

        Although we currently deliver our services to customers using digital subscriber line, or DSL, technology, in the future we intend to utilize the technology we have developed to deliver these services and content over a variety of broadband technologies, including wireless, cable and satellite, from a managed nationwide network to and throughout the home. Our goal is to become a leading provider of broadband access services, content and home networking services to the residential market.

        In July 1999, we began offering services commercially in Chicago. As of April 20, 2000, our broadband footprint encompassed more than 115 metropolitan statistical areas with coverage in such major U.S. cities as Atlanta, Boston, Chicago, Detroit, Los Angeles, Miami, New York, Philadelphia and San Francisco. At March 31, 2000 we had approximately 12,400 customers of which over 4,750 were receiving our services and approximately 7,650 prequalified customers had placed orders for our services. Based on our limited historical experience we estimate that approximately 85% of those placing orders will actually be converted into customers receiving our services. The major causes of fall out include customers being unable to receive DSL service due to "false positive" loop qualification status, customers' in-house wiring may not be of an adequate quality to support DSL service and pre-installation customer churn. By the end of 2000, we expect that we will offer services in approximately 150 of the nation's 349 metropolitan statistical areas which we estimate will allow us to make our services available to at least 20% of all U.S. households. Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition. We believe that currently 1.4% of all U.S. households receive DSL service and 30% of all U.S. households are DSL-capable, with the percent of DSL-capable households growing to 50% in 2001 and 75% in 2002.

        Since our incorporation in August 1997, our primary activities have consisted of:

        -   developing our residential broadband gateway technology;

        -   obtaining space and locations for our network equipment;

        -   deploying and installing our network;

        - developing and integrating our operational support system and other back office systems;

        - negotiating and executing network agreements with traditional telephone companies and new competitive carriers;

        -   launching service in target markets;

        -   developing a marketing and branding strategy;

        -   building our customer service and provisioning organizations;

        -   negotiating agreements for broadband content;

        -   hiring management and other personnel; and

        -   raising capital.

        We have incurred operating losses, net losses and negative earnings before interest, taxes, amortization of stock-based compensation, depreciation and amortization, or EBITDA, for each month since our formation. We intend to increase substantially our capital expenditures and will incur higher operating expenses in an effort to build our customer base and our brand rapidly, as well as expand our infrastructure and network services. We expect to incur substantial operating losses, net losses and negative EBITDA as we expand our operations.

        We incur network and product costs, sales and marketing expenses and capital expenditures when we enter a new market. Once we have developed our network in a market, we incur incremental expenditures as we connect new customers. These incremental expenditures primarily include local access costs and gateway device costs. In addition to the capital expenditures, we will be required to fund our operating and cash flow and working capital deficits as we build our customer base.

Recent Developments

        On March 29, 2000 we completed an initial public offering of 11 million shares of common stock at a price of $12.00 per share. On April 3, 2000 we received proceeds of $122.8 million after deducting underwriting commissions.


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

        Revenues. During the three months ended March 31, 2000, we continued the development of our business operations, with the expansion of our national broadband footprint to 85 metropolitan statistical areas from approximately 40 metropolitan statistical areas as of December 1999. Our expansion into the North East and Mid-Atlantic regions contributed greatly to the increase. Subscriber revenues, net of certain deferred revenues, were $350,000 during this period. We did not offer commercial services in the first three months of 1999 and, as a result, did not record any revenues in the period.

        Network and product costs. For the three months ended March 31, 2000, we recorded network and product costs of $4.4 million, inclusive of stock based compensation of $189,000. Since we did not offer commercial services in the first three months of 1999, we did not record any network and product costs in this accounting period. We expect network and product costs to increase significantly in future periods as our subscriber base grows and we expand our network into additional markets. We believe that these costs will exceed revenue for the next twelve months.

        Sales and marketing expenses. Sales and marketing expenses increased from $642,000 for the three months ended March 31, 1999 to $12.8 million for the three months ended March 31, 2000, inclusive of stock-based compensation of $10,000 and $374,000, respectively. This increase, net of stock based compensation, was primarily due to a $7.9 million increase in advertising and promotion costs related to the launch of our service deployment platform in July 1999 and a $2.5 million increase in employee costs. We expect sales and marketing expenses to increase significantly as we incur additional expenses to develop our marketing program and increase brand awareness and add personnel.

        General and administrative expenses. General and administrative expenses increased from $669,000 for the three months ended March 31, 1999 to $10.4 million for the three months ended March 31, 2000 inclusive of stock-based compensation of $60,000 and $2.3 million, respectively. This increase, net of stock based compensation, was primarily due to an incremental charge of $3.6 million for the addition of personnel performing general corporate duties and customer service, $1.9 million in additional consulting services, primarily related to customer care activities, and a $1.2 million increase in rent and associated overhead expense. We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and our operation as a public company.

        Research and development expenses. Research and development expenses increased from $2.8 million for the three months ended March 31, 1999 to $4.9 million for the three months ended March 31, 2000 inclusive of stock-based compensation of $7,000 and $361,000, respectively. This increase, net of stock based compensation, was primarily due to an incremental charge of $2.0 million for the hiring of additional engineers and consultants involved in increased research and development activities associated with the development of our service development platform and associated services. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

        Depreciation and amortization expenses. Depreciation and amortization expenses increased from $286,000 for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. This increase was primarily due to additional capital expenditures arising from the build out of our managed network.

        Interest expense. Interest expense increased from $94,000 for the three months ended March 31, 1999 to $987,000 for the three months ended March 31, 2000 inclusive of non-cash interest expenses of $13,000 and $59,000 respectively. This increase was due to increased borrowings.

        Interest income. Interest income increased from $52,000 for the three months ended March 31, 1999 to $801,000 for the three months ended March 31, 2000. This increase was due to increased cash and cash equivalents and receivable from shareholders.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 2000, we financed our operations primarily through private placements of equity of approximately $149.0 million in cash and promotional services, the use of operating equipment leases totaling $18.1 million and borrowings under notes payable of $11.9 million.

        On April 3, 2000 we received $122.8 million in net proceeds raised from our initial public offering. As of March 31, 2000, we had an accumulated deficit of $103.2 million, cash and cash equivalents of $31.8 million and our initial public offering receivable balance of $122.8 million.

        During the three months ended March 31, 2000 and 1999, the net cash used in our operating activities was $27.6 million and $4.8 million, respectively. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expense. Net cash used for operating activities is inclusive of a $211,000 increase in accounts receivable. This increase is primarily attributable to a comparatively late billing run for March 2000, which resulted in credit card remittances being received in April, and a limited market trial whereby subscribers were able to pay for services by check as opposed to credit card. Due to the resource requirements and the costs needed to administer a check payment option, we are in the process of converting these trial subscribers from check to credit card payment over the next few months.

        Our net cash used for investing activities for the quarters ended March 31, 2000 and 1999, was $6.5 million and $1.5 million, respectively, and was used primarily for purchases of property and equipment.

        Net cash used for financing activities for the quarter ended March 31, 2000 was $1.1 million and came from the repayment of notes and principal payments under finance leases net of proceeds from the exercise of warrants for preferred stock and the issuance of common stock. Net cash provided by financing activities for the quarter ended March 31, 1999 was $14.4 million and primarily came from the issuance of preferred stock.

        Upon the closing of our initial public offering on March 29, 2000, mandatorily redeemable preferred stock with a liquidation value of approximately $148.6 million, was converted to common.

        We believe that the net proceeds from our initial public offering, together with our existing cash balances, will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through at least the next 12 months. We expect our operating losses and capital expenditures to increase substantially as we expand our network, and we expect to record substantial losses for the foreseeable future. We expect that additional financing will be required in the future. We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities.

        Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of competitive, technological and regulatory developments, or if:

        - demand for our services or our cash flow from operations varies from projections;

        - our development plans or projections change or prove to be inaccurate;

        -   we make any acquisitions; or

        - we accelerate deployment of our network or otherwise alter the schedule or targets of our business plan implementation.

        There can be no assurance that additional capital will be available on terms acceptable to us, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.


        In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency or interest hedging activities and does not expect adoption of this new standard to have a significant impact on the Company.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET INTEREST RATE SENSITIVITY

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2000, all of our cash and cash equivalents were in money market and checking funds.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      From time to time, we may be involved in litigation that arises in the normal course of our business operations. As of the date of this filing, we are not party to any litigation that we believe could adversely affect our business relationship and our financial results.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 2000, we commenced and completed a firm commitment underwritten initial public offering of 11,000,000 shares of our common stock, at a price of $12.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration on Form S-1 (File No. 333-94271), which was declared effective on March 29, 2000. The public offering was underwritten by a syndicate of underwriters led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Wit Sound View Corporation, as their representatives. After deducting underwriting discounts and commissions of $9.2 million, we received net proceeds of $122.8 million on April 3, 2000.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:

Exhibit Number      Description of Exhibit
--------------      ----------------------


27.1                Financial Data Schedules for the three months ended
                    March 31, 2000.


   b.     Reports on Form 8-K:

        There have been no reports on Form 8-K filed during the quarter ended March 31, 2000.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TELOCITY DELAWARE, INC.

Date: May 15, 2000         BY:    /s/ Edward Hayes
                                  --------------------------------------------
                                  Edward Hayes
                                  Executive Vice President and Chief
                                  Financial Officer

                                  /s/ David Wilson
                                  --------------------------------------------
                                  David Wilson
                                  Vice President, Financial Services, and Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit     Description
-------     ------------
 27.1       Financial Data Schedules for the three months ended March 31, 2000.