Form 10-Q
period 2000-06-30
TELOCITY DELAWARE INC
filed 2000-08-04
CIK 1102448

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file number: 333-94271

                             TELOCITY DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    77-0467929
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification Number)

      10355 N. DE ANZA BOULEVARD                             95014
        CUPERTINO, CALIFORNIA                             (Zip Code)
(Address of principal executive offices)

                                                         (408) 863-6600
                                                 (Registrant's telephone number,
                                                      including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes [X] No [ ]

As of June 30, 2000, 84,860,957 shares of Registrants Common Stock, $0.001 par value, were issued and outstanding.

                             TELOCITY DELAWARE, INC.
                                      INDEX


                                                                                      PAGE NO.
PART I.       FINANCIAL INFORMATION
Item 1.       Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999..................................................     3

              Condensed Consolidated Statements of Operations for the Three and Six
              Months Ended June 30, 2000 and 1999....................................     4

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 1999.................................................     5

              Notes to Condensed Consolidated Financial Statements...................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................    11

Item 3.       Qualitative and quantitative disclosures about market risk.............    15

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................    19

Item 2.       Changes in Securities..................................................    19

Item 6..      Exhibits and Reports on Form 8-K.......................................    19

              SIGNATURES.............................................................    19

              INDEX TO EXHIBITS......................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             TELOCITY DELAWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        JUNE 30,         DECEMBER
                                                                          2000           31, 1999
                                                                       (UNAUDITED)       (NOTE 2)
                                                                        ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents ....................................      $ 107,124       $  66,978
    Accounts receivable ..........................................            183              13
    Prepaid expenses and other current assets ....................          7,226           7,013
                                                                        ---------       ---------
         Total current assets ....................................        114,533          74,004
Property and equipment, net ......................................         37,231          22,272
Intangibles, net .................................................            329             380
Other assets .....................................................         48,715          43,415
                                                                        ---------       ---------
         Total assets ............................................      $ 200,808       $ 140,071
                                                                        =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable .............................................      $  11,250       $   9,141
    Accrued liabilities ..........................................         16,755           4,383
    Deferred revenue .............................................            262              33
    Notes payable, current .......................................              -           2,292
    Capital lease obligations, current ...........................          5,481           4,426
                                                                        ---------       ---------
         Total current liabilities ...............................         33,748          20,275
Notes payable, net of current portion ............................              -           3,135
Capital lease obligations, net of current portion ................          9,122           8,859
Other liabilities ................................................            164              64
                                                                        ---------       ---------
    Total liabilities ............................................         43,034          32,333
                                                                        ---------       ---------
    Total mandatorily redeemable convertible preferred stock .....              -         156,020
                                                                        ---------       ---------

Stockholders' equity (deficit):
    Common Stock: $0.001 par value, 250,000,000 shares
    authorized; issued and outstanding: 84,860,957 in 2000 and
    20,282,270 in 1999 ...........................................             82              17
    Additional paid-in capital ...................................        339,388          39,478
    Receivable from stockholders .................................        (22,868)         (5,457)
    Unearned stock-based compensation ............................        (14,101)        (13,883)
    Accumulated deficit ..........................................       (144,727)        (68,437)
                                                                        ---------       ---------
         Total stockholders' equity (deficit) ....................        157,774         (48,282)
                                                                        ---------       ---------
         Total liabilities, mandatorily redeemable
         convertible preferred stock and stockholders'
         equity (deficit) ........................................      $ 200,808       $ 140,071
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

                             TELOCITY DELAWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                        2000             1999             2000             1999
                                                    ------------     ------------     ------------     ------------
Consolidated Statement of Operations:
Revenues .......................................    $      1,491     $          -     $      1,841     $          -
                                                    ------------     ------------     ------------     ------------
    Operating Expenses:
    Network and product costs ..................           6,627                -           11,066                -
    Sales and marketing ........................          17,509              645           30,286            1,287
    General and administrative .................          11,560            1,107           21,955            1,776
    Research and development ...................           5,065            3,172            9,960            6,010
    Depreciation and amortization ..............           3,223              427            5,304              713
                                                    ------------     ------------     ------------     ------------
         Total operating expenses ..............          43,984            5,351           78,571            9,786
                                                    ------------     ------------     ------------     ------------
Loss from operations ...........................         (42,493)          (5,351)         (76,730)          (9,786)
Interest income/(expense), net .................             967             (154)             781             (196)
Other income/(expense), net ....................               -             (216)               -             (216)
                                                    ------------     ------------     ------------     ------------
Net loss .......................................         (41,526)          (5,721)         (75,949)         (10,198)
Accretion on mandatorily redeemable
convertible preferred stock ....................               -                -              341                -
                                                    ------------     ------------     ------------     ------------
Net loss attributable to common stockholders ...    $    (41,526)    $     (5,721)    $    (76,290)    $    (10,198)
                                                    ============     ============     ============     ============

Net loss per share, basic and diluted ..........    $      (0.56)    $      (0.71)    $      (1.74)    $      (1.32)
Shares used in computing net loss per
share, basic and diluted .......................      74,499,599        8,042,729       43,903,027        7,717,516


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   TELOCITY DELAWARE, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                               2000            1999
                                                                          ---------       ---------
    Net cash used in operating activities ..........................      $ (51,398)      $ (10,087)
                                                                          ---------       ---------

Cash flow from investing activities:
   Proceeds from the sale of assets ................................              -             288
   Acquisition of intangibles ......................................              -             (15)
   Purchase of property and equipment ..............................        (16,624)         (1,688)
                                                                          ---------       ---------
   Net cash used in investing activities ...........................        (16,624)         (1,415)
                                                                          ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of mandatorily redeemable convertible
    preferred stock, net of issuance costs .........................              -          14,477
    Proceeds from issuance of common stock, net ....................        120,541               3
    Proceeds from issuance of warrants for common stock ............            536               -
    Repayments of notes payable ....................................         (5,976)           (136)
    Principal payments on capital lease obligations ................         (2,372)           (154)
    Restriction of cash related to letters of credit ...............         (4,561)              -
                                                                          ---------       ---------
    Net cash provided by financing activities ......................        108,168          14,190
                                                                          ---------       ---------
Net increase in cash and cash equivalents ..........................         40,146           2,688
Cash and cash equivalents, beginning of period .....................         66,978           1,402
                                                                          ---------       ---------
Cash and cash equivalents, end of period ...........................      $ 107,124       $   4,090
                                                                          =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

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

        The consolidated financial statements at June 30, 2000 and for the three and six month periods ended June 30, 2000 are unaudited, but include all adjustments (consisting only of recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and operating results. Operating results for the three and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods.

        The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included on Form S-1 filed with Securities Exchange Commission ("SEC") on March 28, 2000.

        Cash and cash equivalents

        The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. At June 30, 2000, the Company had restricted cash of approximately $4.6 million related to letter of credit facilities with a bank, which had terms in excess of one year. This amount has been included in other assets.

        Research and development

        Research and development costs are expensed as incurred, except for certain software development costs. In January 1999 the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the six-months ended June 30, 2000 and 1999, software development costs of approximately $1.4 million and zero, respectively, were capitalized and included in property and equipment.

        Advertising Costs

        Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses and other current assets and other assets at June 30, 2000 and December 31, 1999 is $38.6 million and $38.8 million, respectively, related to advertising to be received in the future, primarily from our strategic investors, National Broadcasting Company, Inc. and NBC Internet, Inc. Advertising expense for the six-months ended June 30, 2000 and 1999 was $15.0 million and zero, respectively.


3. NET LOSS PER SHARE

        Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes common equivalent shares outstanding during the period, if dilutive.

        The following table represents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                                2000               1999               2000               1999
Numerator:
Net loss .............................      $    (41,526)      $     (5,721)      $    (75,949)      $    (10,198)
Accretion on mandatorily redeemable
preferred stock ......................                 -                  -                341                  -
                                            ------------       ------------       ------------       ------------
Net loss attributable to common
stockholders .........................      $    (41,526)      $     (5,721)      $    (76,290)      $    (10,198)
                                            ============       ============       ============       ============

    Denominator:
    Weighted-average common shares
      - basic and diluted ............        85,206,384         14,180,565         55,868,924         13,678,434
    Weighted-average shares
      subject to repurchase ..........       (10,706,785)        (6,137,836)       (11,965,897)        (5,960,918)
                                            ------------       ------------       ------------       ------------
    Denominator for basic and
      diluted calculation ............        74,499,599          8,042,729         43,903,027          7,717,516
                                            ============       ============       ============       ============
    Basic and diluted net loss
      per share ......................      $      (0.56)      $      (0.71)      $      (1.74)      $      (1.32)
                                            ============       ============       ============       ============

        Options to purchase 795,412 and 640,688 shares of Common Stock at an average exercise price of $7.32 and $0.34 per share, respectively, and warrants to purchase 4,657,126 and 2,246,089 shares of Common or Convertible Preferred Stock at an average exercise price of $5.98 and $0.56 per share, respectively, and zero and 26,331,818 of convertible preferred stock outstanding, have not been included in the computation of diluted net loss per share for the six month periods ended June 30, 2000 and 1999, respectively, as their effect would have been anti-dilutive.


4. STOCK PLANS

        In January and February 2000, the Company granted options to purchase 981,580 and 398,360 shares of Common Stock at an exercise price of $9.00 and $12.00 per share and subsequently recorded deferred stock compensation expense of approximately $4.0 million and $1.2 million, respectively, related to the issuance of these options. Since February 2000, no additional deferred stock compensation expense has been recorded related to the granting of stock options to employees.

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

        Stock-based compensation for employees and third party service providers was allocated across the relevant functional expense categories within operating expenses as follows (in thousands):

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                         2000        1999        2000        1999
Network and product costs .......      $   78          $-      $  267          $-
Sales and marketing .............         800          39       1,174          53
General and administrative ......       1,024         142       3,300         152
Research and development ........         383          66         744         126
                                       ------      ------      ------      ------
                                       $2,285      $  247      $5,485      $  331
                                       ======      ======      ======      ======


5. INITIAL PUBLIC OFFERING

        On March 29, 2000, the Company completed its initial public offering in which it sold 11 million shares of Common Stock at $12.00 per share. The net proceeds of approximately $122.8 million were remitted to the Company on April 3, 2000.

        Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 250,000,000 shares of Common Stock, of which 84,860,957 shares were outstanding at June 30, 2000, and 10,000,000 shares of preferred stock, none of which was issued or outstanding at June 30, 2000.


6. COMPREHENSIVE INCOME

        To date, the Company has not had any transactions that are required to be reported in comprehensive income.


7. NEW ACCOUNTING PRONOUNCEMENT

        In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency or interest hedging activities and does not expect adoption of this new standard to have a significant impact on the Company.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect the adoption of the remaining provisions to have a material effect on the financial statements.


8. RELATED PARTY TRANSACTIONS:

        An executive of the Company is also a member of the Board of Directors and a shareholder of a supplier of outsourced sales support services to the Company. This commercial relationship commenced in March 2000. For the three and six months ended June 30, 2000 expenses of $406,000 and $461,000, respectively, were attributable to this supplier.


9. COMMITMENTS

        GE Sales Agreement

        In February 2000, the Company entered into a two-year master broadband services agreement with GE and its affiliates. Under the services agreement, the Company will provide residential services to GE and its affiliates' telecommuters, other employees at discounted rates, as well as non-employee users introduced to the Company by GE. In addition, under this agreement GE will help market and promote the Company's services. The Company has issued GE warrants for the contingent purchase of up to 200,000 shares of our common stock at an exercise price of $12.00, per share, based upon the achievement of certain customer-based milestones during the term of the agreement.

        GE must meet these milestones within 30 months and the warrants must be exercised within 12 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met.


        Citi f/i Sales Agreement

        In April 2000, the Company entered into a 27-month affinity agreement with Citi f/i, the online virtual bank from Citibank and Citicorp Investment Services. Under the agreement, Citi f/i will promote the use of the Company's residential services among its on-line banking customers. The Company has issued warrants for the contingent purchase of up to 1,250,000 shares of our common stock at an exercise price of $12.00, per share, based upon the achievement of certain customer-based milestones during the term of the agreement. In July 2000, Citi f/i was disbanded and rolled up into Citibank's online banking initiative.

        Citibank must meet these milestones within 27 months and the warrants must be exercised within 6 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met.

        Early extinguishment of debt

        In May 2000, the Company prepaid notes payable to Comdisco, Inc. and MMC/GATX Partnership #1 with an outstanding principal value of approximately $6.0 million. These notes were collateralized by all tangible assets owned by the Company, bore interest at a weighted average rate of 11.1% and were repayable in installments through January 2002. The loss arising from the early extinguishment of this debt was $564,000.

        Lease

        In June 2000, the Company entered into a ten-year facility lease for 51,667 square feet in Chicago, Illinois. The lease term is due to commence in the second half of 2000 and the following is a schedule, by years, of future minimum rental payments (in thousands):

             Year 1                $   839
             Year 2                  1,310
             Year 3                  1,362
             Year 4                  1,403
             Year 5                  1,445
             Later years             7,893
                                   -------
                                   $14,252
                                   =======

        Future lease payments are secured, in part, by a $2.1 million irrevocable letter of credit issued by Wells Fargo Bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

        Additional risk factors are discussed under the heading "Risk Factors" both below and in our Registration Statement on Form S-1 declared effective on March 29, 2000 by the Securities and Exchange Commission (File No. 333-94271).

OVERVIEW

        We develop, market, integrate and deliver to the residential market interactive online services and content designed for use over high-speed, or broadband, connections. These broadband connections allow our customers to enjoy services and content that they could not access with traditional slower speed Internet connections. Through our set of agreements, NBC Internet, Inc., or NBCi, currently provides all of the content offered on our jointly developed website, the Telocity/NBCi portal, which is the first Web page a customer views when accessing our services. Additionally, under these agreements NBCi and we have each agreed to develop new services and content to be offered and sold over this website and to share the revenue associated with those sales. We also intend to develop or acquire additional content if it is not available through NBCi from other third parties.

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

        In July 1999, we began offering services commercially in Chicago. As of June 30, 2000, our broadband footprint encompassed more than 125 metropolitan statistical areas with coverage in such major U.S. cities as Atlanta, Boston, Chicago, Detroit, Los Angeles, Miami, New York, Philadelphia and San Francisco. At June 30, 2000 we had approximately 23,300 customers of which over 13,000 were receiving our services and approximately 10,200 pre-qualified customers had placed orders for our services. Based on our limited historical experience we estimate that approximately 85% of those placing orders will actually be converted into customers receiving our services. The major causes of fall out include customers being unable to receive DSL service due to "false positive" loop qualification status, customers' in-house wiring may not be of an adequate quality to support DSL service and pre-installation customer churn. By the end of 2000, we expect that we will offer services in approximately 150 of the nation's 349 metropolitan statistical areas which we estimate will allow us to make our services available to at least 20% of all U.S. households. Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition. We believe that currently greater than 1.4% of all U.S. households receive DSL service and in excess of 30% of all U.S.

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


THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

        Revenues: During the three months ended June 30, 2000, we continued the development of our business operations, with the expansion of our national broadband footprint to over 125 metropolitan statistical areas from approximately 85 metropolitan statistical areas as of March 2000. Our expansion into Northern and Southern California contributed greatly to the increase. Subscriber revenues, net of certain deferred revenues, for the three and six months ended June 30, 2000, were $1.5 million and $1.8 million, respectively. We did not offer commercial services in the first six months of 1999 and, as a result, did not record any revenues in the period.

        Network and product costs: For the three months ended June 30, 2000, we recorded network and product costs of $6.6 million, inclusive of stock-based compensation of $78,000; the total for the six months ended June 30, 2000, was $11.1 million, inclusive of stock-based compensation of $267,000. Since we did not offer commercial services in the first six months of 1999, we did not record any network and product costs in this accounting period. We expect network and product costs to increase significantly in future periods as our subscriber base grows and we expand our network into additional markets. We believe that these costs will exceed revenue for the next twelve months.

        Sales and marketing expenses: Sales and marketing expenses increased from $645,000 for the three months ended June 30, 1999 to $17.5 million for the three months ended June 30, 2000, inclusive of stock-based compensation of $39,000 and $800,000, respectively. For the six months ended June 30, 1999 and 2000, sales and marketing expenses increased from $1.3 million to $30.3 million, inclusive of stock-based compensation of $53,000 and $1.2 million, respectively. The overall increase in expenditure is consistent with the development of our business. Following the commercial trial of our service deployment platform in Chicago in July, 1999, we have rapidly expanded our geographical service areas with commercial launches in the Southeast and Midwest in November 1999; the Northeast in March 2000; and Northern and Southern California in April 2000. The table below sets out the primary areas of increased expenditure, net of stock-based compensation, for the three and the six month periods ended June 30, 2000 compared to the respective, prior year, periods (in thousands):

                                                   JUNE 30, 2000
                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                    ------------------        ----------------
Incremental advertising and
promotional costs                        $13,821                  $22,914
Incremental employee costs               $ 2,353                  $ 4,852


        We expect sales and marketing expenses to continue to increase as we incur additional expenses to develop our marketing program and increase brand awareness and add personnel. We also expect stock-based compensation to become an increasingly large component of sales and marketing expenditure as we begin to utilize our $38.6 million inventory of NBC and NBCi advertising commitments through a broader marketing campaign to build a national brand.

        General and administrative expenses: General and administrative expenses increased from $1.1 million for the three months ended June 30, 1999 to $11.6 million for the three months ended June 30, 2000 inclusive of stock-based compensation of $142,000 and $1.0 million, respectively. For the six months ended June 30, 1999 and 2000, general and administrative expenses increased from $1.8 million to $22.0 million, inclusive of stock-based compensation of $152,000 and $3.3 million, respectively. The increased level of expenditures reflects the growth in the volume and complexity of our underlying business as we have evolved from an enterprise primarily focused on research and development to a commercial operating company following our commercial trial of service in Chicago in July 1999 and the ongoing expansion of commercial operations to over 125 metropolitan statistical areas by June 30, 2000. The table below sets out the primary areas of increased expenditure, net of stock-based compensation, for the three and six month periods ended June 30, 2000 compared to the respective, prior year, periods (in thousands):

                                                   JUNE 30, 2000
                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                    ------------------        ----------------
Incremental customer delivery
and support expenditure                   $4,251                       $6,770

Incremental executive and
general corporate expenditure             $4,680                       $8,715

Incremental facilities
expenditure                               $  644                       $1,546


        We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the anticipated growth of our business and our operation as a public company.

        Research and development expenses. Research and development expenses increased from $3.2 million for the three months ended June 30, 1999 to $5.1 million for the three months ended June 30, 2000, inclusive of stock-based compensation of $66,000 and $383,000, respectively. For the six months ended June 30, 1999 and

2000, research and development expenses increased from $6.0 million to $10.0 million, inclusive of stock-based compensation of $126,000 and $744,000, respectively. These increases, net of stock-based compensation, are primarily due to incremental charges, over the comparative periods of the prior year, of $1.3 million and $3.3 million for the three and six months ended June 30, 2000, respectively, for the hiring of additional engineers and consultants involved in increased research and development activities associated with our service development platform and associated services. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

        Depreciation and amortization expenses: Depreciation and amortization expenses increased from $427,000 for the three months ended June 30, 1999 to $3.2 million for the three months ended June 30, 2000 and from $713,000 for the six months ended June 30, 1999 to $5.3 million for the six months ended June 30, 2000. This increase was primarily due to additional capital expenditures arising from the build out of our managed network.

        Interest income/(expense): Interest income for the three and six months ended June 30, 2000, is net of a prepayment penalty of $564,000 arising from the early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

        From inception through June 30, 2000, we financed our operations primarily through the proceeds of our initial public offering, net of underwriting commissions, of $122.8 million; private placements of equity of approximately $149 million in cash and promotional services; the use of operating equipment leases totaling $18.3 million; and borrowings under notes payable of $11.9 million. As of June 30, 2000, we had an accumulated deficit of $144.7 million, cash and cash equivalents of $107.1 million and restricted cash of $4.6 million.

        During the six months ended June 30, 2000, the net cash used in our operating activities was $51.4 million. This cash was used for a variety of operating purposes, including salaries; consulting and legal expenses; network operations; marketing; customer care; and overhead expense. Net cash used for operating activities is inclusive of a $170,000 increase in accounts receivable. This increase is primarily attributable to our increase in revenues and a limited market trial whereby subscribers were able to pay for services by check as opposed to credit card. Due to the resource requirements and the costs needed to administer a check payment option, we are in the process of converting these trial subscribers from check to credit card or electronic fund transfer payment over the next few months.

        Our net cash used for investing activities for the six months ended June 30, 2000, was $16.2 million and was used for purchases of property and equipment.

        Net cash provided by financing activities for the six months ended June 30, 2000 was $108.2 million and came from initial public offering proceeds, net of underwriting commissions, legal, accounting and sundry other expenses, of $120.5 million and $536,000 from the exercise of warrants, partially offset by $6.0 million in the prepayment and repayment of notes, $2.4 million of principal payments under capital lease obligations and $4.6 million of restricted cash related to letters of credit. Notes were prepaid in May 2000 in order to remove restrictive liens over the Company's assets.

        Upon the closing of our initial public offering on March 29, 2000, mandatorily redeemable preferred stock with a liquidation value of approximately $148.6 million was converted to common.

        While we believe that our existing cash balances will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through at least March 2001, we may make appropriate mid-course actions to stretch our cash position beyond this point. We expect our operating losses and capital expenditures to increase substantially as we expand our network, and we expect to record substantial losses for the foreseeable future. We expect that additional financing will be required in the future. We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (`APB 25'), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

OTHER RISK FACTORS


OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR ABILITY TO RETAIN AND GROW OUR CUSTOMER BASE AND EXPAND OUR SERVICE OFFERINGS.

        We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could harm our ability to retain and grow our customer base and expand our service offerings which would materially and adversely affect our business, prospects, operating results and financial condition.


BECAUSE OUR CUSTOMER ACQUISITION COSTS ARE HIGH, IF WE FAIL TO RETAIN CUSTOMERS LONG ENOUGH TO PAY BACK OUR UP FRONT INVESTMENT, WE MAY NOT ACHIEVE PROFITABILITY.

        Our customer acquisition costs comprise a significant portion of our operating costs, including advertising, order fulfillment, installation, customer care and the cost of our residential gateway. Because of our significant up-front investment in each customer, if our customers terminate their relationships with us before we recover our up front costs, we may fail to generate a profit. In addition, if we fail to reduce our customer acquisition costs, including by increasing the efficiency of our customer care organization and reducing the costs associated with the development and production of our gateways, our operating results will suffer.


OUR GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES AND SENIOR EXECUTIVES.

        The loss of the services of any of our senior management team, all but one of whom are at-will employees, or the failure to attract and retain additional key employees could harm the continued deployment of our services and content, the marketing of our services and the development of new services, our brand and our strategy. Our future growth and ability to sustain this growth depend upon the continued service of our executive officers and other key engineering, sales, operations, marketing and support personnel.


OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD WHICH MAY CAUSE OUR STOCK PRICE TO BE EXTREMELY VOLATILE. WE MAY ALSO FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE.

        Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If we experience such fluctuation, we may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline or be extremely volatile.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND EVEN IF WE ARE ABLE TO RAISE ADDITIONAL CAPITAL, IT MAY BE ON UNACCEPTABLE TERMS, MAY DILUTE YOUR OWNERSHIP OR MAY RESTRICT OUR FLEXIBILITY IN RUNNING OUR BUSINESS.

        We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to complete our nationwide rollout. This rollout calls for us to expand our services across the United States, beginning with major markets, and provide services in our targeted markets. In order to accomplish this nationwide rollout, we must expand our network into geographic areas throughout the country, beginning with major markets, establish relationships with local access providers in those areas and launch targeted marketing campaigns in those regions. If we are unable to raise additional capital or are able to raise capital only on unfavorable terms, we may not be able to complete our network's coverage across the country, develop or enhance our gateway and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any or all of which could hurt our ability to support our growth.


THE SCALABILITY, RELIABILITY AND SPEED OF OUR NETWORK REMAIN LARGELY UNPROVEN AND MAY NOT SATISFY CUSTOMER DEMAND.

        We may not be able to scale our network and operational support system to meet our projected customer numbers while achieving and maintaining superior performance. This risk will continue to exist as long as we expand our services geographically to increasing numbers of customers. Our failure to achieve or maintain high-speed digital transmissions, for a number of reasons including the reliability and inter-operability of our network equipment, would significantly reduce customer demand for our services, resulting in decreased revenues and the inability to build our business as planned.


FACTORS OUTSIDE OF OUR CONTROL MAY ADVERSELY AFFECT OUR TRANSMISSION SPEED. LOWER SPEEDS MAY RESULT IN CUSTOMER DISSATISFACTION AND ULTIMATELY A LOSS OF CUSTOMERS.

        Peak digital data transmission speeds currently offered across our networks when utilizing DSL are 1.5 megabits per second. However, the actual data transmission speeds over our networks can be significantly slower. These slower speeds may result in customer dissatisfaction and ultimately in the loss of customers and revenues. The speeds over our networks depend on a variety of factors, many of which are out of our control, including:

        -   the distance an end-user is located from a central office;

        -   the configuration of the telecommunications line being used;

        - the quality of the telephone lines provisioned by traditional telephone companies;

        -   the inside wiring of our customers' homes; and

        -   the limitations of our customers' computers.

AT PRESENT, WE CANNOT PROVIDE OUR SERVICES UNLESS DSL ACCESS PROVIDERS SUPPLY US WITH DSL CONNECTIONS AND COOPERATE WITH US FOR THE TIMELY PROVISION OF DSL CONNECTIONS FOR OUR CUSTOMERS.

        We must obtain DSL connections from traditional telephone companies and new competitive carriers and have their continuing cooperation for the timely provision of DSL connections for our customers in order for us to provide our services. DSL operates over local telephone lines, which are under the control of traditional telephone companies and new competitive carriers and requires a special connection from our network to the telephone lines. We rely on them to provide us with these DSL connections, and if we were unable to use these connections, we would not be able to provide our services. In addition, we depend on traditional telephone companies and new competitive carriers to test and maintain the quality of the DSL connections that we use. An inability to obtain adequate and timely access to DSL connections on acceptable terms and conditions from traditional telephone companies and competitive carriers and to gain their cooperation in the timely provision of DSL connections for our customers could harm our business, as could their failure to properly maintain the DSL connection we use.

A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS WHICH COULD HURT OUR BRAND IMAGE, LEAD TO A LOSS OF CUSTOMERS AND RESULT IN A SIGNIFICANT DECREASE OF REVENUES.

        Although we have not experienced any system failures or breaches of network security that materially affected us, if we experience one or more of the problems described below in the future, our financial performance and results of operations could be materially affected at that time.

        Our operations depend on our ability to avoid damages from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center, our operational support system, our managed network of leased communication lines or any metropolitan hubs or collocation facilities could cause interruptions in the services provided by us and these interruptions could result in the loss of customers and the attendant reduction of revenue. Additionally, if a traditional telephone company, new competitive carrier or other service provider fails to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, then this failure could interrupt our services.


WE ARE VULNERABLE TO CLAIMS THAT ANY ELEMENT OF OUR SERVICE DEPLOYMENT PLATFORM INFRINGES THIRD PARTY INTELLECTUAL PROPERTY RIGHTS, AND ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES.

        Infringement claims could materially harm our business. From time to time, we may receive notice of claims of infringement of third parties' proprietary rights. The fields of telecommunications and Internet communications are filled with patents, both pending and issued. We may unknowingly infringe such a patent. We may be exposed to future litigation based on claims that our platform infringes the intellectual property rights of others, especially patent rights. Someone, including a competitor, might file a suit with little merit, in order to harm us commercially, to force us to re-allocate resources to defending such a claim, or extract a large settlement. In addition, our employees might utilize proprietary and trade secret information from their former employers without our knowledge, even though we prohibit these practices.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits:

Exhibit Number      Description of Exhibit
--------------      ----------------------
27.1                Financial Data Schedules for the three months ended
                    June 30, 2000.


        b. Reports on Form 8-K

        There have been no reports on Form 8-K filed during the quarter ended June 30, 2000.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELOCITY DELAWARE, INC.

Date: August 4, 2000            BY: /s/ EDWARD HAYES
                                    --------------------------------------------
                                    Edward Hayes
                                    Executive Vice President and Chief
                                    Financial Officer

                                    /s/ DAVID WILSON
                                    --------------------------------------------
                                    David Wilson
                                    Vice President, Financial Services and Chief
                                    Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number      Description of Exhibit
--------------      ----------------------
27.1                Financial Data Schedules for the three months ended
                    June 30, 2000.