Form 10-Q
period 2000-09-30
TELOCITY DELAWARE INC
filed 2000-11-03
CIK 1102448

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        Commission file number: 333-94271

                             TELOCITY DELAWARE, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    77-0467929
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                or organization)                          Identification Number)

10355 N. DEANZA BOULEVARD CUPERTINO, CALIFORNIA                    95014
             (Address of principal                              (Zip Code)
               executive offices)

                                 (408) 863-6600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes X No _

As of September 30, 2000, 84,025,480 shares of Registrants Common Stock, $0.001 par value, were issued and outstanding.

================================================================================

                             TELOCITY DELAWARE, INC.
                                      INDEX

                                                                             PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999..................................................3
          Condensed Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 2000 and 1999......................4
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2000 and 1999...............................5
          Notes to Condensed Consolidated Financial Statements...................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................11

Item 3.   Qualitative and quantitative disclosures about market risk............16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................21

Item 2.   Changes in Securities.................................................21

Item 6.   Exhibits and Reports on Form 8-K......................................21


          SIGNATURES............................................................21
          INDEX TO EXHIBITS.....................................................22

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             TELOCITY DELAWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                        (UNAUDITED)       (NOTE 2)
                                                                       -------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents .......................................   $  75,694       $  66,978
     Accounts receivable, net ........................................         240              13
     Prepaid expenses and other current assets .......................       5,628           7,013
                                                                         ---------       ---------
           Total current assets ......................................      81,562          74,004
Property and equipment, net ..........................................      39,717          22,272
Intangibles, net .....................................................         303             380
Other assets .........................................................      46,752          43,415
                                                                         ---------       ---------
           Total assets ..............................................   $ 168,334       $ 140,071
                                                                         =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable ................................................   $   8,649       $   9,141
     Accrued liabilities and other current liabilities ...............      24,389           4,383
     Deferred revenue ................................................         626              33
     Notes payable, current ..........................................          --           2,292
     Capital lease obligations, current ..............................       5,584           4,426
                                                                         ---------       ---------
           Total current liabilities .................................      39,248          20,275
Notes payable, net of current portion ................................          --           3,135
Capital lease obligations, net of current portion ....................       8,048           8,859
Other liabilities ....................................................         214              64
                                                                         ---------       ---------
          Total liabilities ..........................................      47,510          32,333
                                                                         ---------       ---------
Mandatorily redeemable convertible preferred stock ...................          --         156,020
                                                                         ---------       ---------

Stockholders' equity (deficit):
     Common Stock: $0.001 par value, 250,000,000 shares
     authorized; issued and outstanding: 84,025,480 in 2000
     and 20,282,270 in 1999 ..........................................          81              17
     Additional paid-in capital ......................................     333,789          39,478
     Receivable from stockholders ....................................     (17,390)         (5,457)
     Unearned stock-based compensation ...............................     (12,283)        (13,883)
     Accumulated deficit .............................................    (183,373)        (68,437)
                                                                         ---------       ---------
           Total stockholders' equity (deficit) ......................     120,824         (48,282)
                                                                         ---------       ---------
           Total liabilities, mandatorily redeemable convertible
           preferred stock and stockholders' equity (deficit).........   $ 168,334       $ 140,071
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

                             TELOCITY DELAWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2000             1999             2000              1999
                                                         -----------       ----------       -----------       ----------
Consolidated Statement of Operations:
Revenues ..............................................  $     2,851       $       57       $     4,692       $       57
                                                         -----------       ----------       -----------       ----------
     Operating Expenses:
     Network and product costs ........................        8,228              200            19,026              200
     Sales and marketing ..............................        5,657            1,677            34,770            2,911
     General and administrative .......................       12,700            1,351            31,354            2,975
     Research and development .........................        4,873            4,189            14,090           10,073
     Amortization of stock-based compensation (*) .....        6,607              684            12,092            1,015
     Depreciation and amortization ....................        4,811              544            10,115            1,257
                                                         -----------       ----------       -----------       ----------
           Total operating expenses ...................       42,876            8,645           121,447           18,431
                                                         -----------       ----------       -----------       ----------
Loss from operations ..................................      (40,025)          (8,588)         (116,755)         (18,374)
Interest income/(expense), net ........................        1,379             (329)            2,160             (525)
Other income/(expense), net ...........................           --              137              --                (79)
                                                         -----------       ----------       -----------       ----------

Net loss ..............................................      (38,646)          (8,780)         (114,595)         (18,978)
Accretion on mandatorily redeemable convertible
     preferred stock ..................................           --               --               341               --
                                                         -----------       ----------       -----------       ----------
Net loss attributable to common stockholders             $   (38,646)      $   (8,780)      $  (114,936)      $  (18,978)
                                                         ===========       ==========       ===========       ==========

Net loss per share, basic and diluted .................  $     (0.51)      $    (1.00)      $     (2.11)      $    (2.36)
Shares used in computing net loss per share,
     basic and diluted ................................   75,529,306        8,755,519        54,445,121        8,052,979


(*) Amortization of stock based compensation
             Network and product costs ................  $        49       $       --       $       316       $       --
             Sales and marketing ......................        5,178              142             6,352              195
             General and administrative ...............        1,019              408             4,319              560
             Research and Development .................          361              134             1,105              260
                                                         -----------       ----------       -----------       ----------
   Total ..............................................  $     6,607       $      684       $    12,092       $    1,015
                                                         ===========       ==========       ===========       ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                             TELOCITY DELAWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                    2000            1999
                                                                 ---------       ---------
     Net cash used in operating activities ...................   $ (74,937)      $ (15,882)
                                                                 ---------       ---------

Cash flow from investing activities:
   Proceeds from the sale of assets ..........................          21             288
   Acquisition of intangibles ................................          --             (15)
   Purchase of property and equipment ........................     (23,916)         (2,985)
                                                                 ---------       ---------
    Net cash used in investing activities ....................     (23,895)         (2,712)
                                                                 ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net of issuance costs .......          --          14,477
    Proceeds from issuance of common stock, net ..............     120,438              20
    Proceeds from issuance of warrants for common stock ......         624              --
    Proceeds from issuance of warrants for preferred stock....          --             650
    Proceeds from issuance of notes payable ..................          --           2,850
    Repayments of notes payable ..............................      (5,976)           (323)
    Principal payments on capital lease obligations ..........      (3,392)           (303)
    Restriction of cash related to letters of credit .........      (4,146)             --
                                                                 ---------       ---------
       Net cash provided by financing activities .............     107,548          17,371
                                                                 ---------       ---------
Net increase in cash and cash equivalents ....................       8,716          (1,223)
Cash and cash equivalents, beginning of period ...............      66,978           1,402
                                                                 ---------       ---------
Cash and cash equivalents, end of period .....................   $  75,694       $     179
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

     The consolidated financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 are unaudited, but include all adjustments (consisting only of recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and operating results. Operating results for the three and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods.

     The Company has been successful in completing several rounds of financing with its last round arising from its initial public offering in March 2000 that raised approximately $122.8 million. However, the Company has incurred substantial losses and negative cash flows from operations in every fiscal period since inception. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $42.1 million and negative cash flows from operations of $29.5 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of approximately $116.8 million and negative cash flows from operations of $74.9 million. As of December 31, 1999, and September 30, 2000, the Company had accumulated deficits of approximately $68.4 million and $183.4 million, respectively. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to subscriber acquisition. Failure to raise additional capital or reduce certain discretionary spending would have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

     The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included on Form S-1 declared effective on March 29, 2000 by the Securities Exchange Commission ("SEC").

     Cash and cash equivalents

     The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. At September 30, 2000, the Company had restricted cash of approximately $4.1 million related to letter of credit facilities with a bank, which had terms in excess of one year. This amount has been included in other assets.

     Research and development

     Research and development costs are expensed as incurred, except for certain software development costs. In January 1999 the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the nine-months ended September 30, 2000 and 1999, software development costs of approximately $2.4 million and zero, respectively, were capitalized and included in property and equipment.

     Advertising Costs

     Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses and other current assets and other assets at September 30, 2000 and December 31, 1999 is $34.1 million and $38.8 million, respectively, related to advertising to be received in the future, primarily from our strategic investors, National Broadcasting Company, Inc. and NBC Internet, Inc. Advertising expense for the nine-months ended September 30, 2000 and 1999 was $22.2 million and $611,000, respectively.

3.   NET LOSS PER SHARE

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes common equivalent shares outstanding during the period, if dilutive.

     The following table represents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                         2000               1999               2000               1999
                                                     ------------       ------------       ------------       ------------
Numerator:
  Net loss .......................................   $    (38,646)      $     (8,780)      $   (114,595)      $    (18,978)
  Accretion on mandatorily redeemable preferred
       stock .....................................             --                 --                341                 --
                                                     ------------       ------------       ------------       ------------
  Net loss attributable to common stockholders....   $    (38,646)      $     (8,780)      $   (114,936)      $    (18,978)
                                                     ============       ============       ============       ============

Denominator:
  Weighted-average common shares - basic
       and diluted ...............................     84,409,696         17,334,671         64,707,423         14,895,322
  Weighted-average shares subject to repurchase...     (8,880,390)        (8,579,152)       (10,262,302)        (6,842,343)
                                                     ------------       ------------       ------------       ------------
Denominator for basic and diluted calculation ....     75,529,306          8,755,519         54,445,121          8,052,979
                                                     ============       ============       ============       ============
Basic and diluted net loss per share .............   $      (0.51)      $      (1.00)      $      (2.11)      $      (2.36)
                                                     ============       ============       ============       ============

     Options to purchase 4,110,751 and 2,305,144 shares of Common Stock at an average exercise price of $4.87 and $1.12 per share, respectively, and warrants to purchase 4,388,270 and 1,519,197 shares of Common or Convertible Preferred Stock at an average exercise price of $6.32 and $0.83 per share, respectively, and zero and

26,331,818 of convertible preferred stock outstanding, have not been included in the computation of diluted net loss per share for the nine month periods ended September 30, 2000 and 1999, respectively, as their effect would have been anti-dilutive.

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

     Upon the closing of the offering, all the Company's Preferred Stock converted to Common Stock. After the offering, the Company's authorized capital consisted of 250,000,000 shares of Common Stock, of which 84,025,480 shares were outstanding at September 30, 2000, and 10,000,000 shares of preferred stock, none of which was issued or outstanding at September 30, 2000.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000 and did not have a material impact on the financial statements.

8.   RELATED PARTY TRANSACTIONS:

     A former executive of the Company was also a member of the Board of Directors and a shareholder of a supplier of outsourced sales support services to the Company. This commercial relationship commenced in March 2000. During the executive's period of service expenses of $507,000 were attributable to this supplier.

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

     GE must meet these milestones within 30 months and the warrants must be exercised within 12 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met; on the basis of the current level of demand, the Company has not recorded the fair value of any of these warrants.

     Citi f/I Sales Agreement

     In April 2000, the Company entered into a 27-month affinity agreement with Citi f/i, the online virtual bank from Citibank and Citicorp Investment Services. Under the agreement, Citi f/i will promote the use of the Company's residential services among its on-line banking customers. The Company has issued warrants for the contingent purchase of up to 1,250,000 shares of our common stock at an exercise price of $12.00, per share, based upon the achievement of certain customer-based milestones during the term of the agreement. In July 2000, Citi f/I was disbanded and rolled up into Citibank's online banking initiative. The Company is involved in ongoing discussions with Citibank to explore the future commercial application of this agreement.

     Citibank must meet these milestones within 27 months and the warrants must be exercised within 6 months of reaching the associated milestone. The warrants will be valued using the Black-Scholes pricing model and revalued at each reporting date until the milestones are met. The fair value attributable to these warrants will be recorded when it is probable that the milestone will be met; on the basis of the current level of demand, the Company has not recorded the fair value of any of these warrants.

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

     Lease

     In June 2000, the Company entered into a ten-year facility lease for 51,667 square feet in Chicago, Illinois. The lease term commences on December 1, 2000 and the following is a schedule, by year ending December 31, of future minimum rental payments (in thousands):

     2000                            $70
     2001                           $877
     2002                          1,354
     2003                          1,370
     2004                          1,410
     Later years                   9,171
                                 -------
                                 $14,252
                                 =======

     Future lease payments are collateralized, in part, by a $2.1 million irrevocable letter of credit issued by Wells Fargo Bank.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to raise additional capital in the future; our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

     Additional risk factors are discussed under the heading "Risk Factors" both below and in our Registration Statement on Form S-1 declared effective on March 29, 2000 by the Securities and Exchange Commission (File No. 333-94271).

OVERVIEW

     We develop, market, integrate and deliver to the residential market interactive online services and content designed for use over high-speed, or broadband, connections. These broadband connections allow our customers to enjoy services and content that they could not access with traditional slower speed internet connections. We deliver our services using our intelligent "plug and play" gateway device which simplifies internet access; and both enables us to monitor and configure basic services and remotely extend revenue generating value added service offerings to our subscriber base.

     Through our set of agreements, NBC Internet, Inc., or NBCi, currently provides all of the content offered on our jointly developed website, the Telocity/NBCi portal, which is the first Web page a customer views when accessing our services. Additionally, under these agreements NBCi and we have each agreed to develop new services and content to be offered and sold over this website and to share the revenue associated with those sales. We also intend to develop or acquire additional content if it is not available through NBCi from other third parties. To date we have not earned any revenue from our agreements with NBCi and, further, we do not anticipate earning meaningful revenue until we have scaled our subscriber base beyond the tens of thousand level.

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

     In July 1999, we began offering services commercially in Chicago. As of September 30, 2000, our broadband footprint encompassed more than 140 metropolitan statistical areas with coverage in such major U.S. cities as Atlanta, Boston, Chicago, Detroit, Los Angeles, Miami, New York, Philadelphia and San Francisco. At September 30, 2000 we had approximately 30,700 customers of which 23,500 were receiving our services and 7,200 pre-qualified customers had placed orders for our services. Based on our limited historical experience we estimate that approximately 75% of those placing orders will actually be converted into customers receiving our services. The major causes of fall out include customers being unable to receive DSL service due to "false positive" loop qualification status, customers' in-house wiring may not be of an adequate quality to support DSL service and pre-installation customer churn. By the end of 2000, we expect that we will offer services in over 150 of the nation's 349 metropolitan statistical areas which we estimate will allow us to make our services available to at least 20% of all U.S. households. Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition. We believe that currently greater than 1.4% of all U.S. households receive DSL service and in excess of 30% of all U.S. households are DSL-capable, with the percent of DSL-capable households growing to 50% in 2001 and 75% in 2002.

     In the future we plan to introduce value added services to our customer base, which may include firewall and other internet safety features; multiple computer support; unified messaging; and consumer created content and voice services. While we expect to begin deploying the first of these services before the end of calendar year 2000, we do not anticipate earning revenues from these services until early 2001.

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

     -    hiring management and other personnel; and

     -    raising capital.

     We have incurred operating losses, net losses and negative earnings before interest, taxes, amortization of stock-based compensation, depreciation and amortization, or EBITDA, for each month since our formation. We intend to increase substantially our capital expenditures and will incur higher operating expenses in an effort to build our customer base and our brand rapidly, as well as expand our infrastructure and network services. We expect to incur substantial operating losses, net losses and negative EBITDA as we expand our operations. At our current cash burn rate, we anticipate that without a substantial capital infusion we have sufficient cash to carry us until March 2001.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. During the three months ended September 30, 2000, we continued the development of our business operations, with the expansion of our national broadband footprint to over 140 metropolitan statistical areas from approximately 125 metropolitan statistical areas as of June 2000. The initiation of last mile coverage with SBC and Northpoint together with an expansion of our geographical coverage with Rhythms contributed to the increase. Subscriber revenues, net of certain deferred revenues, for the three and nine months ended September 30, 2000, were $2.9 million and $4.7 million, respectively, compared to $57,000 for the three and nine months ended September 30, 1999. As 1999's revenues were limited to a trial launch of service in the Chicago area in July of that year, the increase in revenues over the prior periods is consistent with the growth of our subscriber base.

     Network and product costs. For the three and nine months ended September 30, 2000, we recorded network and product costs of $8.2 million and $19.0 million, respectively, compared to $200,000 for the three and nine months ended September 30, 1999. As 1999's network and operation costs were limited to a trial launch of service in the Chicago area in July of that year, the increase in the expenses over the prior periods is consistent with the development of our commercial operations. We expect network and product costs to increase significantly in future periods as our subscriber base grows and we expand our network into additional markets. We believe that these costs will exceed revenue for the next twelve months.

     Sales and marketing expenses. Sales and marketing expenses increased from $1.7 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, sales and marketing expenses increased from $2.9 million to $34.8 million, respectively. The overall increase in expenditure is consistent with the development of our business. Following the commercial trial of our service deployment platform in Chicago in July 1999, we have rapidly expanded our geographical service areas with commercial launches in the Southeast and Midwest in November 1999; the Northeast in March 2000; Northern and Southern California in April 2000; the mountain states in July 2000; and Texas in August 2000. The table below sets out the primary areas of increased expenditure for the three and the nine-month periods ended September 30, 2000 compared to the respective, prior year, periods (in thousands):

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 2000
Incremental advertising and
promotional costs                       $1,433               $24,533

Incremental employee costs              $2,444                $7,425

     We implemented a planned reduction in cash based advertising during the slow consumer buying months of the summer resulting in an overall reduction in marketing expenditures in the third quarter 2000, compared to the second quarter 2000. We do, however, expect sales and marketing expenses to increase in future periods as we incur additional expenses to develop our marketing program and increase brand awareness and add personnel. Sales and marketing expenses in the third quarter 2000 is net of the utilization of $4.5 million of our NBC and NBCi advertising credits which were used in September 2000 to launch a nationwide television and radio advertising campaign, coincident with our nationwide network deployment. We expect the value of stock-based compensation attributable to advertising will increase in the coming quarters as we continue to utilize our remaining $34.1 million of NBC and NBCi prepaid advertising through our multimedia national marketing campaign.

     General and administrative expenses. General and administrative expenses increased from $1.4 million for the three months ended September 30, 1999 to $12.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, general and administrative expenses increased from $3.0 million to $31.4 million, respectively. The increased level of expenditures reflects the growth in the volume and complexity of our underlying business as we have evolved from an enterprise primarily focused on research and development to a commercial operating company following our commercial trial of service in Chicago in July 1999 and the ongoing expansion of commercial operations to over 140 metropolitan statistical areas by September 30, 2000. The table below sets out the primary areas of increased expenditure for the three and nine-month periods ended September 30, 2000 compared to the respective, prior year, periods (in thousands):

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000
Incremental customer delivery and
  support expenditure                         $5,542              $12,383
Incremental executive and general
  corporate expenditure                       $3,996              $10,596
Incremental facilities expenditure            $  893              $ 3,712

     We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the planned growth of our business and our operation as a public company.

     Research and development expenses. Research and development expenses increased from $4.2 million for the three months ended September 30, 1999 to $4.9 million for the three months ended September 30, 2000. For the nine months ended September 30, 1999 and 2000, research and development expenses increased from $10.1 million to $14.1 million, respectively. These increases are primarily due to incremental charges, over the comparative periods of the prior year, of $546,000 and $2.8 million for the three and nine months ended September 30, 2000, respectively, for the hiring of additional engineers and consultants involved in increased research and development activities associated with our service development platform and associated services. In future periods, we expect to continue to make investments in research and development at current rates.

     Stock-based compensation. Stock-based compensation increased from $684,000 for the three months ended September 30, 1999, to $6.6 million for the three months ended September 30, 2000, and from $1.0 million for the nine months ended September 30, 1999 to $12.1 million for the nine months ended September 30, 2000. The increase in stock-based compensation expense is primarily attributable to the utilization of $4.5 million of prepaid advertising received from NBC and NBCi as part of our Series C round of financing and an increased level of employee stock-based compensation that arose from the issuance of option grants prior to our initial public offering at exercise prices less than fair market value.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased from $544,000 for the three months ended September 30, 1999 to $4.8 million for the three months ended September 30, 2000, and from $1.3 million for the nine months ended September 30, 1999 to $10.1 million for the nine months ended September 30, 2000. This increase was primarily due to additional capital expenditures arising both from the build out of our managed network and the increase in our subscriber base.

     Interest income/(expense). Net interest income for the three months ended September 30, 2000 was $1.4 million compared to a net expense of $329,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 net interest income was $2.2 million compared to a net expense of $525,000 for the nine months ended September 30, 1999. Interest income for the nine months ended September 30, 2000, is net of a prepayment penalty of $564,000 arising from the early extinguishment of debt. The increase in net interest income, after adjusting for the early repayment penalty, is consistent with movements in our cash, debt and shareholder receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2000, we financed our operations primarily through the proceeds of our initial public offering, net of underwriting commissions, of $122.8 million; private placements of equity of approximately $149 million in cash and promotional services; the use of operating equipment leases totaling $18.3 million; and borrowings under notes payable of $11.9 million. As of September 30, 2000, we had an accumulated deficit of $183.4 million, cash and cash equivalents of $75.7 million and restricted cash of $4.1 million.

     During the nine months ended September 30, 2000, the net cash used in our operating activities was $74.9 million. This cash was used for a variety of operating purposes, including salaries; consulting and legal expenses; network operations; marketing; customer care; and overhead expense. Net cash used for operating activities is inclusive of a $227,000 increase in accounts receivable. This increase is primarily attributable to our increase in revenues and a limited market trial whereby subscribers were able to pay for services by check as opposed to credit card. Due to the resource requirements and the costs needed to administer a check payment option, we are in the process of converting these trial subscribers from check to credit card payment over the next few months.

     Our net cash used for investing activities for the nine months ended September 30, 2000, was $23.9 million and was used for purchases of property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $107.5 million and came from initial public offering proceeds, net of underwriting commissions, legal, accounting and sundry other expenses, of $120.4 million and $624,000 from the exercise of warrants, partially offset by $6.0 million in the prepayment and repayment of notes, $3.4 million of principal payments under capital lease obligations and $4.1 million of restricted cash related to letters of credit. Notes were prepaid in May 2000 in order to remove restrictive liens over the Company's assets.

     Upon the closing of our initial public offering on March 29, 2000, mandatorily redeemable preferred stock with a liquidation value of approximately $148.6 million was converted to common stock.

     While we believe that our existing cash balances will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through at least March 2001, we may make appropriate mid-course actions to stretch our cash position beyond this point. We expect our operating losses and capital expenditures to increase substantially as our customer base ramps, and we expect to record substantial losses for the foreseeable future. As a result, additional financing will be required for us to maintain operations. We are attempting to finance our future capital needs through some combination of leasing, vendor financing and the sale of additional equity or debt securities. However, there has been a significant contraction in the availability of debt and equity financing in the telecommunication sector in which we operate. This situation is compounded by the early stage of our commercial operations. There can be no assurance that additional capital will be available on terms acceptable to us, or at all. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (`APB 25'), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, and did not have a material effect on the financial position or results of operations of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

OTHER RISK FACTORS

FAILURE TO RAISE ADDITIONAL CAPITAL WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO OPERATE AS A GOING CONCERN

     We are seeking substantial additional financing to fundthe continuation and growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to capitalize on our nationwide rollout of service. We believe we have sufficient capital to fund our operations through March 2001. We are attempting to finance our future capital needs through some combination of leasing, vendor financing and the sale of additional equity or debt securities. However, there has been a significant contraction in the availability of debt and equity financing in the telecommunication sector in which we operate. This situation is compounded by the early stage of our commercial operations. There can be no assurance that additional capital will be available on terms acceptable to us, or at all. Failure to raise sufficient additional capital would have a material adverse effect on our ability to operate as a going concern or to achieve our business objectives.

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

WE WILL COMPETE WITH OUR DSL ACCESS PROVIDERS IN PROVIDING BROADBAND INTERNET ACCESS, WHICH MAY CAUSE DELAYS, INCREASE EXPENSES, OR ADVERSELY IMPACT OUR MARGINS.

     Because in some instance our DSL access providers will also provide broadband Internet access and other services, we will compete with them. Although our DSL access providers are required to provide DSL connections to us on a non-discriminatory basis under the Telecommunications Act of 1996, they may nevertheless be reluctant to cooperate with us. Compelling these DSL access providers to meet the regulatory requirements may be expensive and time consuming and could result in delays and increased expenses associated with providing our services and content on a wider scale, which in turn could harm our business. In view of the comparative size of the traditional telephone companies, we may also be vulnerable to predatory pricing which could force us to either forgo orders because we operate at a comparative price disadvantage, or reduce our prices, thereby adversely impacting our margins and our long-term profitability.

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

CUSTOMERS MAY NOT ACCEPT THE VALUE ADDED SERVICES WE ARE CURRENTLY DEVELOPING. IF THESE SERVICES DO NOT GAIN BROAD MARKET ACCEPTANCE, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES AND BUILD OUR BUSINESS AS ANTICIPATED.

     We are currently developing a range of value added services which include firewall and other internet safety features; multiple computer support; unified messaging; and consumer related content and voice services. Broadband services are a new and emerging business, and we cannot guarantee that these services will attract widespread demand or market acceptance. If this market fails to develop or develops more slowly than anticipated, we will not be able to increase our revenues, build our business or improve our margins as anticipated.

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

OUR ABILITY TO REDUCE THE COST OF RESIDENTIAL GATEWAY IS DEPENDENT UPON ACHIEVING A SUFFICIENT VOLUME OF PRODUCTION. IF WE FAIL TO ACHIEVE THE REQUIRED LEVEL OF PRODUCTION THEN WE MAY BE UNABLE TO REALIZE THE COST REDUCITONS THAT WE ARE ANTICIPATING, THEREBY REDUCING OUR FUTURE PROFITABILITY.

     Anticipated reductions in the cost of our residential gateway are largely dependent upon our ability to continue to grow our subscriber base at current rates. If we are unable to grow our subscriber base at current rates then we will be unable to secure the forecast cost reductions in our gateway, thereby adversely impacting our future anticipated operating results.

OUR GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES AND SENIOR EXECUTIVES.

     The loss of the services of any of our senior management team, all but one of whom are at-will employees, the failure to attract and retain additional key employees, or the ability to maintain the morale and enthusiasm of our employees could harm the continued deployment of our services and content, the marketing of our services and the development of new services, our brand and our strategy. Our future growth and ability to sustain this growth depend upon the continued service, morale and enthusiasm of our executive officers and other key engineering, sales, operations, marketing and support personnel.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD WHICH MAY CAUSE OUR STOCK PRICE TO BE EXTREMELY VOLATILE. WE MAY ALSO FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE. OUR STOCK PRICE COULD ALSO BE ADVERSLY AFFECTED BY THE LAPSE OF SELLING RESTRICTIONS ON STOCK HELD BY OUR PRE-INITIAL PUBLIC OFFERING INVESTORS

     Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If we experience such fluctuation, we may fail to meet or exceed the expectations of securities analysts or investors, causing our stock price to decline or be extremely volatile. A significant proportion of our stock is subject to selling restrictions that do not lapse until December 2000. If the investors who are subject to these restrictions were to dispose of their restricted stock in the public market then the additional supply of stock after this time could cause our stock price to decline.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

Exhibit Number      Description of Exhibit
--------------      ----------------------
    27.1            Financial Data Schedule for the nine months ended
                    September 30, 2000.

------------

     b.   Reports on Form 8-K

     There have been no reports on Form 8-K filed during the quarter ended September 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELOCITY DELAWARE, INC.


Date: November 3, 2000                 BY: /s/ Edward Hayes
                                           -------------------------------------
                                           Edward Hayes
                                           Executive Vice President and
                                           Chief Financial Officer


                                           /s/ David Wilson
                                           -------------------------------------
                                           David Wilson
                                           Vice President, Financial Services
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number      Description of Exhibit
--------------      ----------------------
    27.1            Financial Data Schedule for the nine months ended
                    September 30, 2000.