Form 10-K
period 2000-12-31
TELOCITY DELAWARE INC
filed 2001-04-02
CIK 1102448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
- -------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM __________ TO ____________



                        COMMISSION FILE NUMBER: 333-94271

                             TELOCITY DELAWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                         77-0467929
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

10355 N. DEANZA BOULEVARD                        95014
CUPERTINO, CALIFORNIA                            (Zip Code)
(Address of principal executive offices)
                                                 (408) 863-6600
                                                 (Registrant's telephone number,
                                                 including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of December 31, 2000, 81,623,140 shares of Registrants Common Stock, $0.001 par value, were issued and outstanding.


- --------------------------------------------------------------------------------

                             TELOCITY DELAWARE INC.

                                    FORM 10-K
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   27

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   27
Item 6.   Selected Financial Data.....................................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   36
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   45
Item 13.  Certain Relationships and Related Transactions..............   54

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   58
          Signatures..................................................   60

                                    BUSINESS


                                     PART I

SAFE HARBOR

        All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act, including statements regarding Telocity's "expectations," "beliefs," "hopes," "intentions," "strategies," or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Telocity cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Form 10-K.

        Telocity expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.


ITEM 1. BUSINESS OVERVIEW

        We develop, market and deliver to the residential market interactive online services and content designed for use over high-speed, or broadband, connections. These broadband connections allow our customers to enjoy services and content that they could not access with traditional slower speed Internet connections. Although we currently deliver our services to customers using digital subscriber line, or DSL, technology, in the future we intend to utilize the technology we have developed to deliver these services and content over a variety of broadband technologies from a managed nationwide network to and throughout the home. Our goal is to become a leading provider of broadband access services, content and home networking services to the residential market.

        On December 21, 2000, we entered into an agreement with HUGHES Electronics Corporation (HUGHES), whereby HUGHES will acquire us for a total purchase price of approximately $178 million in cash. Under the terms of the merger agreement, a subsidiary of HUGHES has commenced a cash tender offer to purchase all of the outstanding shares of our common stock at a price per share of $2.15; if the tender offer is closed, the agreement provides for a follow-on merger with the HUGHES subsidiary with our remaining stockholders receiving $2.15 per share in cash. There can be no assurance that the tender offer will be consummated; the closing of the tender offer is subject to customary conditions. If the tender offer is not completed for any reason, we may be forced to discontinue operations, as we only have enough cash on hand to continue operations until April 15, 2001. See additional discussion regarding our proposed sale to HUGHES in Item 7 of this Form 10- K -- "Management Discussion and Analysis of Financial Condition and Results of Operations."

        In order to ensure we have sufficient access to funding during the period prior to the consummation of our merger with HUGHES, HUGHES has agreed to provide unsecured interim financing of $20 million, pursuant to a convertible subordinated note; $20 million of this balance was drawn down by us during February and March, 2001.

        We currently generate revenue by selling monthly subscriptions for our basic service package that may include activation and other one-time fees, and to date we have not received revenue from any of the content provided through our website. Revenues from these services for the year ended December 31, 2000 and 1999 were $9.4 million and $187,000, respectively. For a single monthly fee, a customer receives our current basic service package, which consists of always-connected Internet access, e-mail accounts, storage space and hosting for Web pages, and 60 minutes of remote access to the Internet each month when the customer is away from home. During November 2000, we began accepting orders for our first value-added service package, "Connect & Protect(TM)," which allows subscribers to easily network several home computers and benefit from increased firewall security features. As our business develops and we begin to offer additional services for incremental recurring fees, we expect to become less dependent on revenues from our basic service package, and we expect our operating margins to increase as we believe these additional services and content can be added at a lower cost than our current basic services.

        We have developed a service deployment system, our platform, which delivers broadband online services directly to our customers' homes. Our platform consists of a managed network, our residential gateway, user interface software, customer care and support services, and automated billing and provisioning systems. Our managed network includes communications lines and facilities, which we lease through network agreements, as well as our network operations center and operational support system, which we own and operate. Through our network operations center and operational support system, we are able to monitor our services throughout the network to ensure a high level of performance. We designed our platform so that we can offer a growing number of services that we can remotely configure from our network operations center to address each customer's preferences. We believe our platform allows for the rapid addition of customers while minimizing our associated costs and overhead.

        From a customer's perspective, the first component of our service deployment platform is our proprietary residential gateway. The gateway is a unique hardware device that combines a digital subscriber line modem, home networking router, multiple connection ports and network monitoring software. Our customers can conveniently install the gateway themselves simply by plugging it into their personal computers and telephone jacks, which allows them to connect directly to our network and the Internet. This simple, self-installable plug-and-play solution allows us to connect large numbers of residential consumers to our network. Once connected to our network, our customers do not need to dial-up and wait to establish a connection each time they want to gain access to the Internet or any of the other services we offer; instead, their connections are always active and at speeds up to 50 times faster than traditional dial-up Internet access. For a further description of speeds of various forms of broadband access, please see page 13.

        We have designed our service deployment platform to be flexible and expandable. Although we currently deliver our services to our customers using DSL technology, we have the capability to configure our gateway easily to support all major broadband local access technologies such as cable, fiber, wireless and satellite, by replacing a limited number of components in our gateway, including the current DSL modem, with components that support these technologies.

        In July 1999, we began offering services commercially in Chicago. As of December 31, 2000, we were also offering services in more than 150 metropolitan statistical areas with coverage in such major U.S. cities as Atlanta, Boston, Chicago, Dallas, Denver, Detroit, Los Angeles, Miami, New York, Philadelphia, Salt Lake City, San Francisco, Seattle, and Washington, D.D. At the end of calendar 2000, we had over 61,500 customers, of which approximately 48,000 were receiving services and approximately 13,500 prequalified customers had placed orders for our services. Based on our limited historical experience, we estimate that approximately 80% of those placing orders will actually be converted into customers receiving our services depending on the local access provider on which we rely. We estimate that our national coverage allows us to make our services available to at least 20% of all U.S. households. Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice-grade copper telephone lines that are in good condition.

        Our senior management team has extensive experience in consumer, telecommunications and technology businesses. Our President and Chief Executive Officer, Patti Hart, was previously the President and Chief Operating Officer of Sprint Corporation's Long Distance Division. Peter Olson, our Executive Vice President and Chief Technical Officer, co-founded and was Chief Technical Officer of Octel Communications. Edward Hayes, our Executive Vice President and Chief Financial Officer, was previously the Chief Financial Officer of Lucent Technologies, Inc.'s Global Service Provider Business. Dave Finley, Telocity's Chief Operating Officer, was President of Harwood Technologies, a Dallas, Texas-based information technology services firm and previously, he was with Sprint for over 9 years. Jim Morrissey, our Executive Vice President and Chief Marketing Officer, was an Executive Creative Director and Executive Vice President for Grey Advertising.

THE TELOCITY SOLUTION

        We believe our current basic service package addresses many of the residential market's unmet data communication needs. In addition, we are currently developing additional services and content to be offered over our service deployment platform, which we believe will offer our customers an appealing combination of media, entertainment and electronic commerce services, communication services and utility services.

        Broadband Enabled Services and Content

        We have designed our service deployment platform to provide our customers with a growing number of broadband services and content that they could not access with traditional slower speed Internet connections. Our current service offering includes our basic services package consisting of high-speed always connected Internet access, e-mail, personalized Web pages and remote Internet access and our first value-added package that enables broadband networking to multiple computers within a residence and enhanced data protection and filtering applications. As part of our future offerings, we intend to develop additional services in the following areas: media, entertainment and electronic commerce, communications and utility. All of these services will only be available to our customers through our gateway. We intend to develop, augment and refine our broadband enabled services and content continually to allow our customers to improve their productivity and enhance their broadband experience at home.

        Simple Plug-and-Play Deployment

        We developed our service deployment platform to be scalable, cost-effective and convenient. Our broadband platform allows our customers to sign up through either our Web page or our toll-free number. Via this automated signup, we obtain a customer profile, verify service qualification, authenticate credit information, schedule and track the provisioning of the network elements and arrange for the shipment of our residential gateway and associated installation software. At the installation stage, we typically avoid additional cost and complexity because the gateway can be easily self-installed by the customer. Additionally, the installation software configures a customer's personal computer automatically, providing immediate access to the Internet and all of our services. Furthermore, because we can configure a gateway in a customer's home through our network operations center, new services and features can be added to conform to an individual user's preferences, typically without requiring new equipment or an on-site visit by a technician. The combination of these deployment features allows us to add customers rapidly with minimal human intervention.

        Flexible, Always-Connected Broadband Internet Access

        Our gateway currently supports three DSL technologies: asymmetric digital subscriber line, or ADSL, symmetric digital subscriber line, or SDSL and G.Lite. However, we have designed our service deployment platform to be easily configurable to support the delivery of services and content over a variety of high-speed local access technologies such as wireless, fixed wireless, cable modem, fiber and satellite by replacing a limited number of components in our gateway, including the current DSL modem, with components that support these technologies.

        Scalable Nationwide Network with Enhanced Content Delivery

        We have deployed, and will continue to expand, a managed nationwide Internet protocol-based network. Our managed network includes communications lines and facilities, which we lease through network agreements, as well as our network operations center and operational support system, which we own and operate. Our network is designed to be reliable, responsive and redundant to ensure effective deployment and to provide superior service. Through our operational support system and network operations center, we are able to monitor our service throughout the network to ensure a high level of support. We intend to implement a differentiated-services protocol throughout this network which will allow either us or our customers to prioritize the use of available bandwidth among the services we provide. For example, a customer will be able to prioritize the viewing of video streams over the downloading of less time-sensitive data. Additionally, we reduce redundant data traffic on the network and speed data delivery to our customers, by duplicating and storing frequently accessed content locally at network hubs via satellite communications. This system distributes content rapidly and cost-effectively throughout our nationwide network.

        Service Flexibility and Ease-of-Use

        We designed our service deployment platform to be adaptable and responsive to the needs of our customers. For example, the deployment, configuration and management of each customer feature and application is fully automated, allowing for ease of installation and use. This ease-of-use, along with our remote configuration capabilities, enhances our ability to provide flexible service and high quality customer care. Additionally, because the residential gateway remains connected to our network at all times, we can directly monitor and address service needs in a timely fashion. Finally, we have implemented comprehensive customer care and support systems to address customers' needs that cannot be resolved remotely.

BUSINESS STRATEGY

        Our goal is to exploit our advantage as both one of the first companies to provide residential broadband services and in our proprietary technology in order to become a provider of choice for broadband enabled services and content both to and throughout the home. Our ability to achieve these goals and execute upon the strategies described below is dependent upon our ability to either close the tender offer and merger with the HUGHES subsidiary or immediately obtain a substantial amount of additional financing. If we are able to close the tender offer and merger or obtain that financing, we intend to implement the following strategies to achieve our goal:

        Capture Our Early Market Entrant and Proprietary Technology Advantage

        Currently, most consumers who have Internet connections experience slow dial-up access, non-customized narrowband content and limited customer service. The deployment of broadband access technology and content addresses those limitations. However, most broadband providers must invest significant time and capital to extend or upgrade their network in order to provide this access technology and content to consumers. We believe that we have a significant time-to-market advantage over those broadband providers because our service deployment platform is designed to be easily configurable to support any currently available broadband access technology. We designed our proprietary gateway device to be self-installable, interoperable with multiple technologies and easily upgradeable. In addition, because our customers can easily install our residential gateway and because our service deployment platform is flexible, we can add new customers rapidly on a nationwide basis.

        Deliver Quality Broadband Services Both to and throughout the Home

        We have designed our service deployment platform to deliver high-speed, always-connected Internet access along with associated broadband services and content such as online gaming, streaming audio and video, interactive shopping, chat facilities and enhanced voice messaging services. In addition, we intend to extend our services and content to devices throughout the home. For example, we designed the next-generation residential gateway to provide home networking capabilities by allowing a customer's personal computer and other home appliances to connect with the gateway through wireless technology or through the existing home phone wiring. This functionality allows us to provide our customers with additional services, including home monitoring and data security features, and allows our customers to access services from multiple computers within the home.

Deliver High-Quality Customer Service and Support

        We have established a network operations center and a customer support system in order to provide our customers with high quality service, support and care. From our network operations center, we are able to install or upgrade remotely a customer's desired service and to address any performance inquiries. Our customer support system provides technical support through an automated interactive voice response system, a live telephone support line, direct chat system, online instructions for our product features and e-mail. These systems enable 24-hour-a-day, 7-day-a-week proactive monitoring and management of our entire network as well as customer service and technical support. All of these systems have been designed with significant flexibility and scalability. We believe that by providing high quality customer service and support, we will enhance the overall customer experience and foster customer loyalty.

SERVICES

        Our service deployment platform is capable of delivering a comprehensive suite of broadband services, including high-speed Internet connections and additional related services to residential customers through a variety of local access technologies.

        We seek to price our services competitively in each of our markets. We typically enter into a customer service agreement and charge a monthly fee for our basic service package with no additional per-minute charges. The customer service agreement also provides information on commencement of the service, billing, payments, pricing, system requirements and service termination. As our business has developed, and we have begun to offer additional services for incremental recurring fees, we expect to become less dependent on revenues from our basic service package and we expect our operating margins to increase as we believe these additional services and content can be added at a lower cost than our current basic services.

        Our service currently provides data transfer speeds ranging from 144 kilobits per second to 1.5 megabits per second; however, we are capable of providing service at data transfer speeds up to 7.5 megabits per second. The speeds we offer in any given market are based upon the speed of connectivity we purchase from our local access provider. Additionally, our platform allows our ADSL customers to use a single phone line for multiple purposes at once, so that a customer may have a voice conversation, browse the Internet and download information simultaneously, thereby eliminating the need for a second phone line.

        A customer who subscribes to our service receives our residential gateway device that, in addition to providing high-speed Internet access, allows us to provide our basic service package, which consists of:

    - Always Connected Broadband Access. This feature eliminates many disadvantages of dial-up connections, including busy signals and the slow dial-up process. Always connected broadband access to the home significantly enhance various customer-configured information services, such as instant messaging, e-mail and content related services featuring information such as stock quotes, real time news, sports and weather.

    - Unlimited Access. We provide our customers unlimited access to the Internet and our services with no per-minute usage charges.

    - E-Mail Accounts. We provide our customers three e-mail accounts as part of our service. If our customers require additional e-mail accounts, we can provide them for a minimal additional charge.

    - Personalized Web Pages. Our service provides up to 10 megabytes of storage space for each customer to store e-mails or design and host individual Web pages.

    - Remote Access. Our service allows our customers to access the Internet, their e-mail accounts and other services remotely by using a toll-free dial-up connection. We provide this service to our customers at no additional charge for the first 60 minutes of use each month and charge an incremental fee for each additional minute. This remote access feature ensures that our customers will be able to connect to the Internet away from home.

    - The flexible architecture of our platform enables us to add new functions and features. Some of these new functions and features will be offered through upgrades or the addition of new technology to our networks. During the fourth quarter of 2000, we began marketing our first value-added service package, Connect & Protect(TM). This value-added service allows subscribers to network up to five PCs thereby enabling different members of the same family to browse the internet simultaneously at different personal computers in their home. We also have embedded data access intrusion detection and prevention technology that enables us to configure and monitor a customer's firewall through our operational support system. This process can be accomplished without any intervention required on the part of a customer. As a result, a customer without technical expertise is able to request protection through our advanced security and firewall services.

THE TELOCITY/NBCI PORTAL

        Through our agreements with NBC Internet, Inc.(NBCi), we provide dynamic multimedia broadband content for our customers. Customers are able to access this content through the Website we have developed with NBCi, the Telocity/NBCi portal. The Telocity/NBCi portal, located at http://telocity.snap.com, is the first Web page a customer views when accessing our services. From this page, a customer can access the Internet as well as some of the services provided by us and NBCi. The Web portal currently offers media, entertainment and electronic commerce services provided exclusively by NBCi, such as interactive shopping, a limited selection of streaming audio and video, financial information, sports, news and weather. Through the Telocity/NBCi portal, our customers have been able to access the full suite of NBCi's entertainment offerings, which included live streaming video of the 2000 Olympics in Sydney, Australia.

        On December 21, 2000, we entered into an Amendment Agreement (the "Amendment") with NBCi pursuant to which it was mutually agreed to terminate the NBCi/Telocity Operating Agreement dated December 10, 1999 and concurrently amended our Advertising Agreement dated December 14, 1999 with NBCi (the "Advertising Agreement"). The Amendment provided, among other things, that upon the consummation of our merger with HUGHES, the Operating Agreement will terminate, provided that, however, certain provisions of the Operating Agreement will survive. The Advertising Agreement was amended to include an additional $3.6 million in online, television, and radio advertising through December 31, 2002. The Amendment also requires that we conduct good faith discussions with NBCi regarding the possibility of an ongoing commercial relationship.

OUR BROADBAND SERVICE DEPLOYMENT PLATFORM

        We designed our broadband service deployment platform to provide reliable, high-performance Internet access and to alleviate Internet bottlenecks through an easily deployed scalable architecture with end-to-end network management capabilities. Through our platform, we will continue to offer a growing number of services and content offering that we can remotely configure to each customer's needs. Our broadband service deployment platform consists of the proprietary residential gateway device, our managed network, our user interface software, our customer care and support services, and our automated billing and provisioning systems.

        Our Residential Gateway

        We believe that customers find our broadband service easy to use primarily because of the proprietary device we refer to as our residential gateway. The gateway combines a DSL modem, a home networking router, multiple connection ports, and network monitoring software in a device that simplifies installation, customer support, and service upgrades. The residential gateway is a standalone unit that operates independently of the computer's operating system and does not require a network interface card to be installed in the computer.

        Our Managed Network

        Our managed network includes communications lines and facilities, which we lease through network agreements, as well as our network operations center and operational support system, which we own and operate. We have based our network architecture on the operational goals of responsiveness, reliability and redundancy. Our network begins with the connection of a customer's personal computer, or home network of computers, to our residential gateway. In our current markets, the connection to the customer is routed to DSL equipment owned either by the local telephone company or by a competitive local exchange carrier and located in the local central office which we lease through network agreements. In the future, we expect our local access connectivity to utilize a variety of local access technologies in addition to DSL, including satellite, wireless and cable solutions. We aggregate our customer traffic through dedicated circuits into our leased local metropolitan hubs currently located in:
Atlanta, Miami, Orlando, Los Angeles, Dallas, McLean (Virginia), New York City, Chicago, Denver, Philadelphia, Boston and Cupertino. These dedicated circuits are located in secure data-centers where we lease facilities. Between metropolitan hubs, our customer traffic travels on a leased high-capacity fiber network which is interconnected to the Internet and to other network providers at Internet exchange points via private and public peering arrangements. Network peering is the process of connecting to other networks at the closest point, thereby ensuring the least number of connection points in the delivery of data.

        Our managed network has been designed to be secure and reliable. We provide network monitoring and management 24-hours-a-day, 7-days-a-week from our network operations center in Cupertino, California. We have engineered our network to minimize the likelihood of service interruptions via our redundant leased optical carrier 3 network. This secure, high-capacity fiber link has the capacity to transmit 145 megabits of data per second in two directions throughout the network. We have upgraded and will continue to upgrade the transmission capacity of this backbone as dictated by our customers' requirements to ensure that we continue to provide best-in-class service. If a failure occurs in either of these fiber links, the other link will transmit the data with no service loss to our customers. In addition, we have configured our network to have two domain name system servers and two e-mail servers in each metropolitan hub. If any of these servers are down, our network will automatically deliver data to the closest server that is functioning. Furthermore, we place the Internet protocol addresses for domain name system servers and e-mail servers on switches that redirect traffic to the nearest available server.

        In order to improve network performance and minimize both delays and bandwidth availability problems, we move data closer to our customers. We have implemented this strategy by developing a network architecture that uses Inktomi technology and CacheFlow caching servers customized for use with our network. These caching servers are connected not only via the Internet but also via our satellite content feeds. Additionally, our network directs each customer's data request to the closest available server containing the requested content, service or application. This close proximity enhances the delivery of data to our customers.

        We sometimes use satellite content feeds to supply data to our caching servers because transmission of data by satellite is often more cost effective and efficient than transmission of data over our leased land-based network. We lease satellite dishes located on the roofs of buildings that are connected to our leased land-based network, from which we receive content from a satellite owned by Cidera, Inc., a satellite caching company. Cidera transmits web-based content that our customers frequently access to this satellite throughout the day. Once transmitted to the satellite, this content is periodically retransmitted to our satellite dishes to help prevent data traffic congestion on our leased land-based network.

        Our network design anticipates that not all data is equally important to a customer or requires the same urgency for delivery. In most cases, data is transmitted across the Internet on a first in, first out basis. However, to prioritize time-sensitive or other high priority data traffic our managed network will implement a differentiated services protocol from the customer's gateway across our nationwide network.

        This differentiated services protocol will allow either us or our customers to prioritize the use of available bandwidth among the services we provide. For example, our managed network will identify less time-sensitive traffic, such as file transfer protocol, and then prioritize this data delivery based upon a customer's, or content provider's, preference.

        Our Customer Care and Support Services

        A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We emphasize customer service and technical support to provide our customers with the knowledge and resources to utilize our online services and content successfully.

        We offer customer support 24-hours-a-day, 7-days-a-week. We believe it is critical to our success to have available the resources necessary to support our customers through the entire enrollment and fulfillment process, a vital formative period in each customer's relationship with us. We focus on pre-sales, loop qualification, technical assistance, phone company provisioning, gateway shipment and billing to address our customers' needs. Our objective in serving our customers is to have enough customer service consultants to ensure that our customers are not placed on hold when they need assistance.

        We employ Sutherland, a technical customer support organization, to respond to and assist our customers with technical issues. Sutherland's call center processes, technical expertise and scalability help us to provide our customers with real-time assistance.

        In addition to supporting our customers, Sutherland also assists us in actively monitoring and reviewing customer calls. We combine this feedback with comments we receive directly, including through our Website, to address and prevent the recurrence of problems experienced by our customers. We have our own in-house customer care staff that helps to service the more complex needs of our customers. We also have a customer recovery unit to address critical complaints that cannot be solved by Sutherland. We believe these initiatives will help reduce customer turnover and help increase customer satisfaction. We actively monitor comments by customers and respond by incorporating their suggestions into our customer care policies.

        Our Automated Billing and Provisioning Systems

        We have built our service deployment platform to perform metering and billing tasks in the gateway. This functionality allows us to automate, monitor and conveniently bill for each customer's services and products with minimal human intervention. This functionality and minimal human intervention also provides us with scalability for a number of services. We intend to expand the metering and billing functionality.

        We developed our billing and provisioning system as a customer focused, Web-enabled process that ties together all of our customer-related processes, including sales, customer service, marketing, billing, accounting, loop qualification and order fulfillment. Using our automated back office process, customers can subscribe to a service without the intervention of a service representative. Once an order has been placed, the customer information is disseminated in real-time to all of our key information technology systems. This reduces costs and helps eliminate service errors. In addition, this real-time information system provides us with a significant competitive advantage because it helps us offer new services quickly and respond to changes in our market.

SALES AND MARKETING

        Our key sales and marketing objective is to be a leading provider of broadband services and content to residential customers.

        We are leveraging our platform to capitalize on multiple methods to attract customers. We continue to undertake targeted direct marketing efforts, and in September 2000 we launched a nationwide television and radio campaign, financed by the utilization of advertising credits received from NBC and

NBCi in exchange for Series C Mandatorily Redeemable Preferred Stock, coincident with our nationwide network deployment. We established and are now expanding our channel programs, wherein companies market and sell our services. We also continue to enter into agreements with channel partners to establish affinity marketing programs, through which companies market and sell our services through their own sales or distribution channels to their own existing or prospective customers with special promotional or bundled offers. In addition, we have entered into agreements with other channel partners to establish employee and telecommuter programs, through which companies may provide our services to their workers who have a business need for high-speed Internet access at home.

        Our targeted direct marketing and branding effort uses a mix of print, direct mail, radio, television and online advertising media specifically tailored for each local market. We do not employ a sales force in this marketing effort.

SUPPLIERS AND VENDORS

        Our engineers are responsible for prototype development of our residential gateway. However, we outsource the manufacturing of the gateway. Our manufacturing partner provides materials planning and procurement, final assembly, testing and quality control under our supervision. Our manufacturing process enables us to configure our products to meet a wide variety of customer requirements and respond to future technological and industry developments. We currently employ Wellex Corporation as the sole contract manufacturer of our gateway.

COMPETITION

        The business of broadband and Internet services is highly competitive with frequent new market entrants, many of whom may be rivals. The principal bases of competition in our markets include:

        -  price;

        - performance, including breadth of service availability, reliability of service;

        -  ease of access and use;

        -  network security;

        -  availability and desirability of content;

        -  customer support;

        -  brand recognition and market penetration; and

        -  capital resources.

        We anticipate that over the next few years the high-speed broadband market will become increasingly commoditized, thereby standardizing the price of broadband access. We believe that those providers who will differentiate themselves will do so on the basis of value-added services.

        We believe America Online/TimeWarner, At Home Corporation, Earthlink, and AT&T Broadband represent our most direct source of competition and that we will face direct and indirect competition from:

    -   providers of online services;

    -   Internet service providers;

    -   cable modem service providers;

    -   interactive television providers;

    -   Internet portal or content sites;

    -   telecommunications service providers;

    -   wireless and satellite service providers; and

    -   consumer electronics and appliance manufacturers.

    Although many companies offer broadband access and content, we believe that we are currently the only company that combines all of the following features into a unified service offering tailored for the residential market:

    - we manage data traffic over the network, lease and utilize telecommunications lines and facilities and operate our own network operations center;

    - we have designed and supply our own proprietary gateway device, which we have customized to provide our current services and which will enable us to provide our future services;

    - we provide content and services to our subscribers, many of which we have customized for high-speed Internet access; and

    - our service delivery system, or platform, allows us to provision customers quickly and cost-effectively, as does our simple plug-and-play residential gateway device.

    The unique combination of all of these features provides us with flexibility and scalability. The most significant feature unique to our service offering is our plug-and-play residential gateway device. Our proprietary gateway combines a DSL modem, a home networking router, multiple connection ports and network monitoring software. Because our gateway simplifies installation, customer support and service upgrades, we can deploy our services to customers nationwide more rapidly at a lower cost than competitors who do not have a similar device. For a more complete discussion of our gateway, please refer to "-- Our Broadband Service Deployment Platform -- Our Residential Gateway." And, unlike some of our competitors, we are not dependent upon a single local access technology to deliver our services, but have designed our platform to be configured to support technologies other than DSL.

    Online Service Providers

    Online service providers include companies such as AOL, At Home Corporation, and MSN. These companies provide services and content over the Internet and on proprietary online services ranging from news and sports to video conferencing. In addition, these companies provide Internet connectivity, ease-of-use and consistency of environment, especially through the development of their own access networks. After its merger with Time Warner, AOL will have access to content for its broadband access customers similar to the services we will provide.

    Internet Service Providers

    Internet service providers include both national and regional providers, independent Internet service providers and Internet service providers affiliated with a telecommunications carrier or a data-centric competitive carrier. Internet service providers such as Earthlink Networks provides Internet access to residential customers, generally using the existing telephone network. Many Internet service providers have begun offering DSL-based services.

    hese competitors have traditionally distinguished themselves from the online service companies because they provide only Internet access rather than a collection of proprietary content and services. This distinction has diminished because major online services companies also offer access while many portal sites actively compete for the chance to provide proprietary content services to the subscribers of major Internet service providers. Of the thousands of Internet service providers in the United States, the majority are relatively small, localized providers.

    Cable Modem Service Providers

    Providers such as At Home Corporation, AOL/Time Warner, AT&T Broadband, High Speed Access, SoftNet and RoadRunner and their respective cable partners are deploying high-speed Internet access services over hybrid fiber coaxial cable networks. Where deployed, these networks provide similar speed, and when handling a limited amount of traffic, provide higher-speed Internet access than we provide through DSL. A number of cable modem service providers have existing local and regional monopolies in their service markets. In addition, cable modem service providers and their partners have more direct ties to desirable traditional media and entertainment content, as well as the size and financial resources to execute exclusive deals for content.

    Interactive Television Providers

    Several companies are developing technologies relevant to interactive television. For example, Wink and Liberate are software developers that are working to create interactive television solutions. Microsoft has been active in many areas of interactive television. Microsoft's wholly-owned subsidiary, WebTV, offers set-top boxes with Internet access, interactive program listings, and simultaneous television and Internet usage. EchoStar offers WebTV to its subscribers. Microsoft has also acquired equity interests in several network operators. These investments give Microsoft influence in the network operator's choice of interactive software. With its financial, technical and marketing resources, Microsoft will be a strong competitor in the market for interactive television operating systems.

    Internet Portal Sites

    Internet portal sites such as Yahoo! and Lycos are specialized Websites that offer an aggregation of content and services either directly or through hyperlinks to other sites. Internet portal sites typically offer search engines, navigational aids, directories, chat facilities, classified ads, message boards, e-mail and other customized content and services. Many sites derive a majority of their revenues from the display of advertising on the site, but may also generate revenue from product promotions or redirection of Internet traffic from the portal to specific sites.

    Wireline Telecommunications Service Providers

    Telecommunications service providers, including new competitive telecommunications companies, traditional telephone companies, and traditional and new long-distance carriers all pose competition to us because many currently offer DSL services.

    - Traditional Telephone Companies. All of the largest traditional telephone companies in our target markets have begun offering DSL services or have announced their intention to provide DSL services in the near term. The traditional telephone companies have an established brand name in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the local lines themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies have aggressively priced their consumer DSL services as low as $30-$40 per month, placing pricing pressure on our service.

    - New Competitive Telecommunications Companies. Many competitive carriers such as Covad, Rhythms NetConnections and NorthPoint Communications offer high-speed DSL-based services. Companies such as RCN, McLeodUSA, and some subsidiaries of utility companies currently offer or are beginning to offer voice and data service to the residential market.

    - National Long Distance Carriers. Interexchange carriers, such as AT&T, Sprint, MCI WorldCom, GTE, and Qwest sell connectivity to businesses and residential customers, and they have brand recognition. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services.

        Wireless and Satellite Telecommunications Service Providers

        Wireless and satellite telecommunications service providers utilize wireless and satellite-based networks to provide Internet connectivity. We may face increasing competition from terrestrial wireless services, including 2 Gigahertz (Ghz) and 28 Ghz wireless cable systems (multi-channel multipoint distribution system and local multipoint distribution system), and 24 Ghz and 38 Ghz point-to-point microwave systems. For example, the FCC has adopted new rules to permit multi-channel multipoint distribution system licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services. The FCC also recently auctioned spectrum for local multipoint distribution system services in all markets. This spectrum is expected to be used for wireless cable and telephony services, including high-speed digital services. The FCC has announced that it plans to auction off additional spectrum from time to time for other wireless services. In addition, companies such as Teligent Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., which are targeted to the business market, hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. We also may face increasing competition from satellite-based systems. Motorola Satellite Systems, Inc., Teledesic and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services, and the FCC has authorized several of these applicants to operate their proposed networks.

        Consumer Electronics and Appliance Manufacturers

        Our service deployment platform will support a number of consumer electronic devices and appliances, including cellular phones, flat panel displays and personal digital assistants. Consumer electronics companies and manufacturers of appliances may, in the future, decide to compete with us by bundling their own software with their hardware products, or by entering into exclusive alliances with a competitor. In both instances, they might create products that are incompatible with our systems.

COMPARISON OF DIAL-UP AND BROADBAND TECHNOLOGIES

        For our local access connections, the speed and effectiveness of the DSL connection we utilize varies based on a number of factors. In the future, we intend to examine utilizing a variety of high-speed local access technologies as they gain popularity. The chart below together with the footnotes compares the performance and range for traditional dial-up service with those of broadband technologies.

                Dial-up            ADSL              SDSL             IDSL           Cable             Satellite
             -------------  -----------------  -----------------  -------------  -------------    -------------------
Speed to
End Users    28-56Kbps      144Kpbs-8Mpbs(2)   128Kbps-2Mbps(3)   144Kbps(4)     4Mbps-10Mpbs      384Kpbs-400Kbsp(6)

Speed from
End Users    14-33Kbps      64Kbps-1Mbps       64Kbps-1.5Mbps     144Kbps        1Mbps-4Mbps(5)    14Kbps-33Kbps(7)

Distance
Limitations  None(1)        17,500 ft          29,000 ft          30,000 ft      None             None

- ---------------

Key: Kbps = kilobits per second
     Mbps = megabits per second (1000 Kbps = 1 Mbps)

(1) Speed is limited by line condition.

(2) The following table sets forth estimated distance limitations and speeds for
    ADSL:

       NUMBER          SPEED TO   SPEED FROM
       OF FEET         END USER    END USER
       -------         --------   ----------
       15,000          384 Kbps    384 Kbps
       14,000          512 Kbps    512 Kbps
       12,000          768 Kbps    768 Kbps
       12,000            1 Mbps      1 Mbps
       10,700            3 Mbps      1 Mbps
        9,000            5 Mbps      1 Mbps
        7,800          7.1 Mbps      1 Mbps

        These numbers vary by the telecommunications service provider of the ADSL connection. ADSL speed is also affected by the distance of the end user from the local telephone office and the condition of the copper telephone line that connects the end user to the local telephone office.

(3) The following table sets forth estimated distance limitations and speeds for
SDSL:


       NUMBER          SPEED TO   SPEED FROM
       OF FEET         END USER    END USER
       -------         --------   ----------
       18,000          256 Kbps    256 Kbps
        8,000          1.5 Mbps    1.5 Mbps

        These numbers vary by the telecommunications service provider of the SDSL connection. SDSL technology allows end users to achieve up to 1.5 Mbps speeds both to and from the end user. Depending on the quality of the copper telephone line, 1.5 Mbps can typically be achieved if the end user is within 8,000 feet, or approximately 1.5 miles, from the local telephone office.

(4) The following table sets forth the estimated distance limitation and speed for IDSL:



       NUMBER          SPEED TO   SPEED FROM
       OF FEET         END USER    END USER
       -------         --------   ----------
      Unlimited        144 Kbps    144 Kbps

        These numbers vary by the telecommunications service provider of the IDSL connection. IDSL technology may reach all end users within a telephone office serving area irrespective of the end user's distance from the telephone office. IDSL service operates at up to 144 Kbps in each direction and can use existing integrated services digital network equipment at the end user site. IDSL may be offered to end users that have lines that do not consist of continuous copper, such as digital line carrier equipped lines that are partially copper and partially fiber. Speeds are 128 Kbps under certain circumstances.

(5) Bandwidth is generally shared between individuals in a particular neighborhood so that service may be degraded if a number of users attempt to utilize the service over shared bandwidth at the same time. The connection from the end user may be analog for some cable system providers limiting speed from the end user to 33Kbps.

(6) Requires a line of sight view to receive the satellite signal.

(7) Speeds from the end user are limited by a analog connection to 33Kbps.

NATIONWIDE NETWORK ROLLOUT

        At the end of 2000, we offered services in more than 150 of the nation's 349 metropolitan statistical areas. We identified markets in which to offer our services based upon a number of criteria, including the following:

    - The total number of potential customers and the anticipated consumer response to our service offering in a market;

    - the technical compatibility of our equipment with the equipment of traditional telephone companies and competitive telephone companies in a market;

    - our ability to negotiate agreements with and receive cooperation from traditional telephone companies and competitive telephone companies in specific regions of the nation as well as within a single market for network connections and other infrastructure needs;

    - the number of households of potential customers that are DSL-capable in a market;

    - the existence of competitors as well as the services and prices offered by those competitors in a market; and

    - our anticipated return on investment from expanding our network to a market.

    Once we have determined that we would like to begin offering our services in a market, we put in place the components of our managed network necessary to deliver our services. In particular, we lease additional communication lines to ensure that we have sufficient capacity on our managed network and an adequate number of dedicated circuits to meet the projected demand for our services in a market. We also lease communications facilities, and, as necessary, facilities space for new metropolitan hubs, which are data distribution centers in metropolitan areas. Once we have configured and tested our network and equipment, we are ready to begin provisioning services to new customers in the market.

NETWORK AGREEMENTS

        The gateway used by our customers is connected to a telephone line and from there to DSL equipment. This equipment is owned by the traditional telephone company or the new competitive carrier and is located in the local central office. We currently have agreements for DSL connectivity with Rhythms Links Inc., a subsidiary of Rhythms NetConnections, Inc., NorthPoint, Inc., BellSouth, Bell Atlantic Network Services, Southwestern Bell, Pacific Bell, and Nevada Bell.

        In September and October 1999, we entered into a number of non-exclusive agreements with BellSouth. We entered into a market development agreement with BellSouth Business Systems, Inc. in which we agreed to market asymmetrical digital subscriber line service in areas in which BellSouth has asymmetrical digital subscriber line service available. We also entered into a series of agreements with BellSouth Telecommunications, Inc. in which we agreed to purchase asymmetrical digital subscriber line and related telecommunications services from BellSouth pursuant to its FCC tariffs. The commitments and terms of our agreements for telecommunications services are for 36 months.

        In September 1999, we entered into a five-year agreement with Bell Atlantic Network Services, Inc. to purchase asymmetrical digital subscriber line services pursuant to Bell Atlantic's FCC tariffs. In October 1999, we entered into a 54-month agreement to purchase asymmetrical digital subscriber line services from Southwestern Bell, Pacific Bell and Nevada Bell pursuant to applicable FCC tariffs.

        In March 2000, we entered into an amended one-year provisioning agreement with Rhythms Links Inc. for DSL lines and connections between our points of presence and Rhythms Links Inc. This agreement is non-exclusive and gives us the right to purchase services or products from other providers. The agreement provides that we may purchase up to 10,000 lines at costs fixed in the agreement.

        In April 2000, we entered into a two-year provisioning agreement with NorthPoint Communications Inc. for DSL lines and connections between our points of presence and NorthPoint Communications Inc. This agreement is non-exclusive and gives us the right to purchase services or products from other providers. The agreement provides that we may purchase up to 20,000 lines at costs fixed in the agreement.

        In each of the metropolitan hubs of our networks, we aggregate our customer traffic through dedicated circuits. We have agreements for dedicated circuits, collocation, backbone and peering agreements with Level 3 Communications, LLC and MCI WorldCom. In October 1999, we entered into agreements with Level 3 terminating in September 2002 that provide us with optical carrier 3, digital signal, level 1, digital signal, level 3 and other circuits, collocation throughout the country at Level 3's facilities, roof rights for the location of our caching satellite dishes, remote hands services and peering arrangements. Through Level 3, we currently have collocation space in Atlanta, Miami, Orlando, Los Angeles, Dallas, McLean (Virginia), New York City, Chicago, Denver, Philadelphia, Boston and Cupertino. In October 1999, we entered into agreements with MCI WorldCom terminating in September 2002 that provide us with optical carrier 3, digital signal, level 1, digital signal, level 3 and other circuits as well as collocation space and peering arrangements. In 2000, we added collocation space through both Level 3 and MCI WorldCom.

GOVERNMENT REGULATION

        Many of the services and content that we offer are subject to varying degrees of federal, state and local regulation. Future regulations and legislation may be less favorable to us than current regulation and legislation.

        In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

        Communications Regulation

        The Telecommunications Act of 1996 substantially departs from prior legislation in the telecommunications industry by establishing local telecommunications competition as a national policy. The Telecommunications Act removes state regulatory barriers to competition and overrules state and local laws restricting competition for telecommunications services. In general, by accelerating competitive entry into the telecommunications market, including new DSL services offered by competitive carriers, the Telecommunications Act establishes a market structure in which the network infrastructure and services we purchase are now available from a variety of providers in addition to traditional telephone companies. As a result, our business options and choice of vendors, along with the quality and price of facilities and services we buy from telecommunications carriers, should become more favorable over time. Nevertheless, our business is substantially dependent on successful implementation of the Telecommunications Act by the FCC and other regulatory agencies and it impact on competition among our vendors.

        Recently, the viability of several Competitive Local Exchange Carriers (CLECs) has been brought into question because, among other things, of the significant capital requirements for their businesses and market conditions that suggest they will have difficulty in raising sufficient capital to meet their needs. Several of these CLECs provide last-mile DSL connectivity to companies like ours in competition with the former Bell Companies. Their viability maintains competition among our suppliers. If one or more of the CLECs with whom we do business, or with whom we may do business in the future, were to leave the marketplace, it may adversely impact our business and financial prospects.

        Although some of the Telecommunications Act is self-executing, the FCC has issued a variety of regulations upon which we and other broadband competitors rely. We believe that the FCC's regulations and decisions have generally favored competition and the wide availability of DSL connectivity which we purchase in order to provide broadband services to our customers. However, these regulations and decisions have been and may continue to be appealed by one or more traditional telephone companies or other parties, which may lead to uncertainty and delays in implementation of regulations favorable to us, or which may adversely affect our business and financial prospects.

        Broadband issues are also the subject of a number of proposed bills introduced in the U.S. Congress. To varying degrees, proposed legislation could either reduce or increase open access to the traditional Bell carrier networks as well as to the cable networks which have yet to be opened to the type of competition that exists in the telephone network. Many of the largest providers of broadband and Internet services, including AOL/TimeWarner, AT&T and the Bell companies, have been significantly involved in lobbying for and against this sort of legislation, which, if enacted, may affect our business and financial prospects.

        For several years, traditional telecommunications carriers have argued that the FCC should repeal rules treating Internet service providers as unregulated providers of enhanced information services. Under this regulatory paradigm, Internet service providers have been subject to a lesser degree of regulation and taxation than traditional telephone service providers which is favorable to us. The FCC has to date resisted all efforts to modify the unregulated treatment of Internet service providers. However, there may be increased legal and political pressure on the FCC to modify these policies. While there is no indication that a major change in the FCC's policies is imminent, the imposition of access charges, universal service fees and other elements of traditional telecommunications regulation on Internet service providers would require us to review and possibly change our financial and business models.

        Internet Content Regulation

        Government regulation of communications and commerce on the Internet varies greatly from country to country. The United States has not adopted many laws and regulations applicable to online communications and commerce. However, it is possible that a number of laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, gaming, intellectual property rights, enforceability of contracts and information security.

        While sections of the Communications Decency Act of 1996, or the CDA, that proposed criminal penalties for distributing indecent material to minors over the Internet were held to be unconstitutional, other provisions of the CDA remain in effect. Congress has since passed the Child Online Protection Act, or COPA, in an effort to remedy the deficiencies the Supreme Court identified in the CDA. It is unclear whether COPA will survive constitutional challenges that have been raised. However, indecency legislation and other government efforts to regulate Internet content could subject us or our customers to potential liability, which in turn could affect our business. The adoption of these laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our services or increase the cost of doing business or otherwise harm, results of operations, and financial condition. Likewise, the applicability to the Internet of traditional property ownership, copyright, taxation, libel and obscenity law is uncertain.

        Likewise, the impact of ongoing discussions of privacy issues and the Internet remains uncertain. Several U.S. states have proposed, and the European Union has adopted, limitations on the use of personal information gathered online. Pursuant to negotiations with the European Union and the United States, the United States may decide to adopt restrictive laws on the subject of privacy. The Federal Trade Commission, or FTC, has initiated action and obtained a consent decree against at least one online service provider regarding the manner in which personal information is collected from users and provided to third parties. In 1998, Congress enacted the Child Online Privacy Protection Act (COPPA) protecting the privacy of children on the Internet and limiting the information that can be collected from and disseminated to children over the Internet without parental consent. The FTC promulgated broad new rules implementing COPPA in late 1999. Changes to existing laws or the passage of new laws intended to address online privacy and related issues may create uncertainty in the marketplace or could affect the manner in which we do business.

        We may also be subject to claims for defamation, negligence, copyright or trademark infringement (including contributory infringement) based upon information available through our Internet sites, including content created by third parties. Although recent federal legislation protects online services from some claims, the law in this area remains in flux and varies by jurisdiction. It is not possible to develop a business plan that can definitively protect us against liability for our Internet content, including content on our sites that we have not written or created. This uncertainty is likely to prevail for some time, as the laws continue to develop.

        RISK FACTORS

        You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only one that we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Form 10-K.

IF WE FAIL TO COMPLETE THE MERGER WITH HUGHES AND DIRECTV BROADBAND INC., OUR STOCK PRICE AND FUTURE BUSINESS OPERATIONS COULD BE HARMED.

        On December 21, 2000, we signed a merger agreement with HUGHES Electronics Corporation and its wholly owned subsidiary, DIRECTV Broadband Inc. Under the terms of the merger agreement, DIRECTV Broadband Inc. has commenced a cash tender offer to purchase all of the outstanding shares of our common stock at a price per share of $2.15; if the tender offer is closed, the agreement provides for a follow-on merger with a subsidiary of HUGHES with our remaining stockholders receiving $2.15 per share in cash. There can be no assurance that the tender offer will be consummated; the closing of the tender offer is subject to customary conditions. If the tender offer is not completed for any reason, we may be forced to discontinue operations, as we only have enough cash on hand to continue operations until April 15, 2001, and we would have substantial additional expenses arising from the termination of the merger with HUGHES.

        Further, the current price of our common stock could decline, particularly to the extent that it reflects a market assumption that the tender offer will not be completed. In addition, we are required to pay substantial fees related to the negotiation of the merger agreement, including legal and accounting fees, and the expenses and fairness opinion fee of our financial advisor; these must be paid even if the tender offer or the follow-on merger is not completed. We may be required to pay HUGHES a termination fee up to $8.1 million if the merger agreement is terminated under some circumstances as outlined in the merger agreement. The payment of these substantial fees would have a material and adverse effect on our cash position, which could harm our business and results of operations.

        In addition, our customers may, in response to the announcement of the tender offer, delay or defer decisions concerning purchasing our products. Any delay or deferral in those decisions by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees may experience uncertainty about their future roles with HUGHES until HUGHES' strategies with regard to Telocity are announced or executed. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

        Furthermore, if the merger is terminated and our board of directors determines to seek another merger or business combination or other financing options, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger.

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

MANY OF OUR VENDORS OR SUPPLIERS MAY NOT HAVE THE RESOURCES TO SUSTAIN THEIR BUSINESSES AND MAY NOT BE ABLE TO PROVIDE COMPONENT PARTS FOR OUR INFRASTRUCTURE OR DSL CONNECTIONS FOR OUR CUSTOMERS

        Many of our vendors or suppliers, including our DSL access providers, are facing serious financial difficulty. With the recent economic slow down and the down turn in the DSL market, many of these vendors or suppliers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some of these vendors and suppliers are experiencing, or are likely to experience, serious cash flow problems, and even bankruptcy. If some of these vendors or suppliers are not successful in generating sufficient revenue or securing alternate financing arrangements in order to sustain their operations, they may not be able to supply us with components for our infrastructure or DSL connections for our customers. If any of these failures occur, we may not be able to provide continued service to existing customers or install our service for new customers and further, we may be exposed to technical obsolescence for certain types of our gateway. For example, Northpoint Communications, Inc., one of our DSL access providers, recently filed for bankruptcy and is shutting down most of its DSL network. Telocity will likely be forced to interrupt service to approximately 19,700 customers delivered service through Northpoint. We are diligently seeking to reprovision the affected customers, however, it is likely that a substantial number of these customers may choose to terminate their relationship with Telocity. The failure of our vendors or suppliers to provide us with component parts for our infrastructure or DSL connections for our customers will harm our business and will adversely affect our operating results.

WE WILL COMPETE WITH OUR DSL ACCESS PROVIDERS IN PROVIDING BROADBAND INTERNET ACCESS, WHICH MAY CAUSE DELAYS, INCREASE EXPENSES, OR ADVERSELY IMPACT OUR MARGINS.

        Because in some instance our DSL access providers will also provide broadband Internet access and other services, we compete with them. Although our DSL access providers are required to provide DSL connections to us on a non-discriminatory basis under the Telecommunications Act of 1996, they may nevertheless be reluctant to cooperate with us. Compelling these DSL access providers to meet the regulatory requirements may be expensive and time-consuming and could result in delays and increased expenses associated with providing our services and content on a wider scale, which in turn could harm our business. In view of the comparative size of the traditional telephone companies, we may also be vulnerable to predatory pricing which could force us to either forgo orders because we operate at a comparative price disadvantage, or reduce our prices, thereby adversely impacting our margins and our long-term profitability.

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

        We are currently developing a range of value-added services which include firewall and other internet safety features; multiple computer support; unified messaging; and consumer related content and voice services. Broadband services are a new and emerging business, and we cannot guarantee that these services will attract widespread demand or market acceptance. If this market fails to develop or develops more slowly than anticipated, we will not be able to increase our revenues, build our business, or improve our margins as anticipated.

BECAUSE OUR CUSTOMER ACQUISITION COSTS ARE HIGH, IF WE FAIL TO RETAIN CUSTOMERS LONG ENOUGH TO PAY BACK OUR UP FRONT INVESTMENT, WE MAY NOT ACHIEVE PROFITABILITY.

        Our customer acquisition costs comprise a significant portion of our operating costs, including advertising, order fulfillment, installation, customer care, and the cost of our residential gateway. Because of our significant up-front investment in each customer, if our customers terminate their relationships with us before we recover our up front costs, we may fail to generate a profit. In addition, if we fail to reduce our customer acquisition costs, including by increasing the efficiency of our customer care organization and reducing the costs associated with the development and production of our gateways, our operating results will suffer.

OUR ABILITY TO REDUCE THE COST OF RESIDENTIAL GATEWAY IS DEPENDENT UPON ACHIEVING A SUFFICIENT VOLUME OF PRODUCTION. IF WE FAIL TO ACHIEVE THE REQUIRED LEVEL OF PRODUCTION THEN WE MAY BE UNABLE TO REALIZE THE COST REDUCTIONS THAT WE ARE ANTICIPATING, THEREBY REDUCING OUR FUTURE PROFITABILITY.

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

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD, WHICH MAY CAUSE OUR STOCK PRICE TO BE EXTREMELY VOLATILE. WE MAY

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

WE AND MANUFACTURERS OF OUR PRODUCTS RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR BUSINESS AND INCREASE OUR EXPENSES

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts. Virtually all of our operations are located in California and our backup power supplies can only work for a finite period of time. If blackouts are prolonged, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operation.

        The manufacturer of our residential gateway, Wellex, and the providers of our DSL connections, NorthPoint and PacBell, are located in California. As a result of this crisis, Wellex may be unable to manufacture sufficient quantities of our gateway to meet our needs, or they may increase the fees they charge us for their services. In addition, NorthPoint and PacBell would no longer be able to install DSL connections for our customers, or they may increase the fees they charge us for providing us with DSL connections. We do not have a long-term contracts with Wellex, NorthPoint or PacBell. The inability of our contract manufacturer to provide us with adequate supplies of our gateway and the inability of our service providers to install DSL connections for new customers would cause a delay in our ability to fulfill our customers' orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS, WHICH COULD HURT OUR BRAND IMAGE, LEAD TO A LOSS OF CUSTOMERS, AND RESULT IN A SIGNIFICANT DECREASE OF REVENUES.

        Although we have not experienced any system failures or breaches of network security that materially affected us, if we experience one or more of the problems described below in the future, our financial performance and results of operations could be materially affected at that time.

        Our operations depend on our ability to avoid damages from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts, and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center, our operational support system, our managed network of leased communication lines or any metropolitan hubs or collocation facilities could cause interruptions in the services provided by us and these interruptions could result in the loss of customers and the attendant reduction of revenue. Additionally, if a traditional telephone company, new competitive carrier or other service provider fails to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, then this failure could interrupt our services.

WE ARE VULNERABLE TO CLAIMS THAT ANY ELEMENT OF OUR SERVICE DEPLOYMENT PLATFORM INFRINGES THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, AND ANY RESULTING CLAIMS AGAINST US COULD BE COSTLY TO DEFEND OR SUBJECT US TO SIGNIFICANT DAMAGES.

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

IF SALES FORECASTED FOR A PARTICULAR PERIOD ARE NOT REALIZED IN THAT PERIOD DUE TO THE LENGTHY DEVELOPMENT AND TESTING CYCLES OF OUR TECHNOLOGIES AND SERVICES, OUR OPERATING RESULTS FOR THAT PERIOD WOULD BE ADVERSELY AFFECTED.

        We cannot forecast with any degree of accuracy our revenues in future periods or how quickly customers will select our services, if at all. In view of these factors, we may not be able to achieve or sustain profitability which could cause our stock price to decline. Our ability to achieve profitable operations on a continuing basis will depend on a number of factors, many of which are beyond our control.

OUR FAILURE TO MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS WOULD LIMIT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

        The market for high-speed broadband access is characterized by rapidly changing customer demands and short life cycles for services and content. If enhancements to our existing services, such as broadband Internet access, e-mail and storage for web pages, or development of new services, including electronic commerce, communications and utility services, take longer than planned, customer requirements and industry standards may have changed, which would adversely affect our ability to sell our services and cause our results of operations and financial condition to suffer.

WE DEPEND ON SINGLE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS OF OUR GATEWAY WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        We rely on Wellex Corporation to produce our proprietary residential gateway device and we will not have another supplier for at least three months. In the event of any significant delay, disruption, capacity constraint or quality control problem in its manufacturing operations, gateway shipments to our customers could be delayed, which would negatively affect our net revenues, competitive position and reputation. Should Wellex cease to be our contract supplier for any reason, we would then need to qualify a new gateway supplier and we may be unable to find a gateway supplier that meets our needs or that can source components as cost-effectively as Wellex. Qualifying a new gateway supplier and commencing volume production is expensive and time consuming. Transferring production operations can significantly disrupt gateway supply. If we are required or choose to change gateway suppliers, we may lose sales and may experience increased production or component costs, and our customer relationships may suffer.

        If any of our sole-source manufacturers delays or halts production of any of the components or equipment that we use in our residential gateway we would be unable to manufacture and ship our gateway, and, as a result, our revenues and operating results would decline and our customer relationships may suffer. Furthermore, we expect to incorporate additional sole-source components into our next-generation gateways planned for release during 2000, thereby increasing our sole-source supplier risks. We currently depend on single source suppliers for a number of key components, such as chipsets, processors and unique tooled plastics. For example, there is only one supplier available for our processor and our chip set is a specific model which we have designed and is built by a single manufacturer. Should either of these suppliers become unavailable, we will be required to undertake a redesign of our gateways such as the layout of the board or the pin connections.

        There are a number of other risks associated with our dependence on a single third party supplier, including the following:

      - reduced control over delivery schedules and quality assurance;

      - manufacturing yields and costs;

      - the potential lack of adequate capacity during periods of excess demand;

      - limited warranties on products supplied to us;

      - increases in prices; and

      - the potential misappropriation of our intellectual property.

IF WE FAIL TO PREDICT ACCURATELY OUR SUPPLY REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE DELAYS WHICH COULD RESULT IN A SIGNIFICANT DECREASE IN OUR REVENUES AND GROSS MARGINS.

        We provide Wellex with rolling forecasts of our gateway requirements based on anticipated orders. Wellex uses these forecasts to purchase components for our gateway. Our component requirement forecasts may not be accurate. If we overestimate our component requirements, Wellex may have excess inventory, which would increase our costs. Also, because lead times for materials and components that we require vary significantly and depend on a variety of factors, if we underestimate our requirements, Wellex may have inadequate inventory, which could interrupt their manufacturing of our gateways and result in delays in system shipments. Any of these events could harm our business and results of operations.

OUR SERVICES MAY NOT BE DELIVERED EFFECTIVELY, OR AT ALL, BECAUSE OF DISTANCE SENSITIVITY OF DSL TECHNOLOGY, THE PHYSICAL LIMITATIONS OF OUR CUSTOMERS' TELEPHONE LINES, OR BECAUSE THE TELEPHONE LINES WE RELY UPON MAY BE UNAVAILABLE OR IN POOR CONDITION.

        Because DSL technology is distance sensitive and operates over local telephone lines, we will not be able to provide services to customers whose homes are outside a maximum distance.

        Our ability to provide services to potential customers using DSL connections through the telephone network over which DSL must operate depends on the length of our customers' local telephone lines. It also depends on the quality, physical condition, availability and maintenance of those telephone lines, all of which are within the control of traditional telephone companies. DSL technology is distance sensitive and, in many cases, the homes of our potential customers may be located outside the maximum distance from the telephone company central switching office for the proper function of the DSL technologies we currently use. Our existing customers are all within this maximum distance, as we cannot provide our services to customers beyond this maximum distance. Currently, 70% of U.S. homes are not DSL-capable, meaning they are more than approximately 2 1/2 to 3 miles from a local telephone office that has equipment necessary to support DSL service or do not have voice-grade copper telephone lines that are in good condition. Many traditional telephone companies are rapidly deploying additional equipment in central offices and we work with our DSL access providers to identify new locations in which we would like to offer our services. Nevertheless, our DSL access providers may fail to expand their equipment. If the homes of a significant number of customers that desire our service continue to be located beyond this maximum distance, it could materially inhibit our ability to deploy our broadband services to those homes, which would harm our business.

        If we receive inaccurate information regarding the distances of customers from the central telephone office, we will incur additional expenses that will harm our operating results.

        Although we work with our DSL access providers to identify in advance of accepting orders those customers who are close enough to a central office, we sometimes find that the information given to us is inaccurate. In the past, our historical experiences of finding inaccurate information have caused us to incur expenses such as costs associated with sending a technician to enable a potential customer's telephone line that cannot be DSL enabled. Although to date these expenses have not materially harmed our operating results, if we cannot reduce the number of these false positive customer identifications as we expand our operations on a larger scale, we will continue to incur significant expenses that will harm our operating results.

        If the telephone lines of our customers are in poor condition, we may not be able to provide our services to those customers.

        The current condition of local telephone lines may be inadequate to permit us to provide our services to all of our customers utilizing current DSL technologies. Because the copper telephone lines are owned by other companies and because the number of copper lines is so large and often inside a potential customer's house, the condition of the lines can only be determined on a case-by-case basis. The copper telephone lines that we rely upon to provide service to our customers' homes may not be of sufficient quality or they may not be adequately maintained by the traditional telephone company for proper DSL functionality, which could significantly inhibit our ability to deploy our broadband services to those homes, which would harm our business.

        Our ability to provide DSL-based services to customers whose homes are connected to telephone networks that do not use copper lines will be limited because DSL-based services are not be available to those customers.

        Some telephone companies use technologies other than copper lines to provide telephone services between the traditional telephone company central switching office and the customer's residence and DSL-based services will not be available to those customers. If a significant number of the homes of customers that desire our service are connected to the telephone network with non-copper local access connection, it could materially inhibit our ability to deploy our DSL-based services to those homes and would harm our business.

ALWAYS CONNECTED INTERNET SERVICES, SUCH AS OURS, MAY BE SUBJECT TO ADDITIONAL SECURITY RISKS WHICH COULD CAUSE US TO LOSE EXISTING CUSTOMERS, DETER POTENTIAL CUSTOMERS AND HARM OUR REPUTATION.

        Since our services allow customers to be connected to the Internet at all times, unauthorized users may have a greater ability to access information stored in our customers' computer systems. Always connected Internet services may give unauthorized users, or hackers, more and longer opportunities to break into a customer's computer or access, misappropriate, destroy or otherwise alter data through the Internet. We are currently developing data security systems that protect a customer's computer from unauthorized access through the Internet, but we cannot ensure that the security risks will be eliminated.

A GENERAL ECONOMIC DOWNTURN COULD RESULT IN CUSTOMERS CANCELING OUR SERVICES AND CONTENT OR THE DECISION BY PROSPECTIVE CUSTOMERS NOT TO USE OUR SERVICE.

        To the extent the general economic health of the United States or of certain regions in which many of our customers reside declines from recent historically high levels, or to the extent customers fear a decline is imminent, these customers may reduce expenditures for services such as ours. Any decline or concern about an imminent decline could also delay decisions among certain of our customers to renew our services or to add new services or could delay decisions by prospective customers to make initial evaluations of our services. Since many consumers may perceive our services as unnecessary or as a "luxury" item, we could be particularly hard hit by an economic downturn. Any reduction of or delays in expenditures would harm our business.

OUR BUSINESS IS SIGNIFICANTLY AFFECTED BY THE LEGISLATIVE, REGULATORY AND JUDICIAL RULES APPLICABLE TO TELECOMMUNICATIONS SERVICES AND THE BROADBAND MARKETPLACE.

        Changes in existing laws and regulations applicable to our business may not be favorable to us and may require us to direct time and money toward legal and regulatory matters. Since 1996, telecommunications laws have been in a state of particularly rapid change. We rely on our ability to purchase DSL access from both traditional telephone companies and new competitive carriers, vendor channels that may not remain open to use, or for which prices may rise, if the regulatory status of these service providers changes in the future. In order to protect our market options and business flexibility, we may also be required to participate in legislative, regulatory and judicial proceedings, or proceedings may be instituted against us by competitors seeking to harm our business, all of which could entail the diversion of substantial funds and management attention.

        We may be prevented from or delayed in providing asymmetric digital subscriber line, or ADSL, access to our customers if the FCC does not grant our application for a waiver from compliance with the requirements for connecting ADSL equipment to the public telephone network.

        We currently provide ADSL access to some of our customers. On February 28, 2000, the FCC set forth guidelines streamlining the process for obtaining waivers from compliance with the requirements for connecting ADSL equipment to the public telephone network. We have submitted our application for a waiver and expect to receive this waiver in the near future because we believe we have met the requirements for receiving the waiver. However, we cannot assure you that we will obtain this waiver. If we do not obtain this waiver, the FCC may enjoin us from providing ADSL service. If this occurs, we would be prevented from or delayed in providing ADSL access to our customers.

        Our services might be determined to be subject to price regulation at the federal or state level and may affect our pricing structure and decrease our profits.

        If the current laws and regulations governing our business change, we may become subject to price regulation at the state or federal level. Such price regulation could adversely impact our profitability.

        Federal, state, local or foreign governments may impose taxation on the Internet and the services we offer, which would decrease our revenues and harm our operating results.

        Future legislation affecting our business could subject us to taxation due to the services we provide. This taxation may decrease our revenues and harm our operating results.

        The competition among our DSL providers could be adversely affected by changes in existing laws and regulations and that could increase our costs and lower our profit margin.

        If existing laws and regulations change, the competition among our DSL providers that we rely on to maintain efficiently priced and high quality DSL connections, could be adversely affected. In addition, if the Telecommunications Act of 1996 and recent decisions by the Federal Communications Commission implementing portions of the Act that have opened the existing telephone network to competition are stayed, reversed or modified by appellate courts, if the laws and decisions requiring traditional telephone companies and competitive carriers to sell DSL connections to companies like our are changed or vacated, or if new regulatory mandates degrade competition, our costs will increase and we will have lower profit margins.

AS A PROVIDER OF CONTENT-BASED INTERNET SERVICES, WE MAY FACE POTENTIAL LEGAL EXPOSURE BECAUSE OF THE NATURE OF SOME OF THE CONTENT WE PROVIDE.

        We may be subject to claims for defamation, negligence, copyright or trademark infringement, including contributory infringement, or other claims relating to the information contained on our Internet sites, whether written by us or third parties which could cause us to make unexpected legal expenditures and significantly increase our costs. These types of claims have been brought against providers of online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state, and from country to country.

        We may also face potential legal exposure associated with the provision of content-based Internet services in such areas as obscenity and indecency, advertising, gaming, privacy, child Internet privacy, the use of personal information gathered online and trademark or copyright infringement. Many of the rules in these areas are ambiguous and rapidly evolving, making definitive assessment of legal risks difficult. For a discussion of the regulatory environment in which we operate, please see the section entitled "Business -- Government Regulation."

OUR HEADQUARTERS AND SUPPLIERS ARE ALL LOCATED IN NORTHERN CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR WHICH COULD DAMAGE OUR FACILITIES AND RENDER US UNABLE TO PROVIDE SERVICES TO OUR CUSTOMERS.

      Currently, our corporate headquarters, network operations center and the only manufacturer of our residential gateway are all located in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property and the property of the manufacturer of our residential gateway. In the event of such disaster, our business would suffer. We presently do not have redundant, multiple site capacity in the event of a natural disaster.

ITEM 2. PROPERTIES

        Our corporate headquarters facility of approximately 60,000 square feet is located in Cupertino, California. We occupy our corporate headquarters facility pursuant to a lease that expires in June 2005. In March 2000, we expanded into a second facility of approximately 66,000 square feet located in San Jose, California and with a lease that will expire in November 2004. In June 2000, we expanded into a third facility of approximately 52,000 square feet in Chicago, Illinois with a lease that will expire in December 2010. In addition, we continue to lease our prior facility in San Jose, California under a lease that expires in October 2002. We intend to continue subleasing this 13,200 square foot facility through the expiration of the lease term.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation that arises in the normal course of our business operations. As of the date of this Form 10-K filing, we are not a party to any litigation that we believe could adversely affect our business relationships and our financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the NASDAQ National Market under the symbol "TLCT." We began trading on NASDAQ on March 29, 2000, the date of our initial public offering. The following table sets forth the range of high and low closing sales prices, as reported on the NASDAQ National Market for our common stock for the periods indicated.


                                                             HIGH          LOW
                                                           --------     --------
Calendar Year 2000
  First Quarter (from March 29, 2000).................     $ 13.25      $ 12.375
  Second Quarter......................................     $ 15.875     $  4.563
  Third Quarter.......................................     $  5.438     $  2.563
  Fourth Quarter......................................     $  3.125     $  1.25

        As of January 11, 2001, there were 7,653 round-lot shareholders and 9,589 beneficial owners of our common stock.

DIVIDEND INFORMATION

        We have never paid any cash dividends on our stock, and we anticipate that for the foreseeable future, we will continue to retain any earnings for use in the operation of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K


                                                             FOR THE PERIOD
                                                          FROM AUGUST 18, 1997                         YEAR ENDED
                                                            (INCORPORATION)                            DECEMBER 31,
                                                             TO DECEMBER 31,        ------------------------------------------------
                                                                  1997                  1998              1999              2000
                                                          ---------------------     ------------      ------------      ------------
(In Thousands, except share and per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues ...........................................        $       --           $         --      $        187      $      9,352
  Operating expenses:
     Network and product costs .......................                --                     --             2,080            29,090
     Sales and marketing .............................                 5                    240            13,081            45,784
     General and administrative ......................               335                  1,906             5,903            43,954
     Research and development ........................               327                  4,723            15,900            18,336
     Amortization of stock-based compensation ........                --                    145             3,095            32,779
     Depreciation and amortization ...................                11                    424             2,253            15,592
                                                              ----------           ------------      ------------      ------------
          Total operating expenses ...................               678                  7,438            42,312           185,535
                                                              ----------           ------------      ------------      ------------
     Loss from operations ............................              (678)                (7,438)          (42,125)         (176,183)
     Interest expense ................................                --                   (187)           (1,448)           (2,934)
     Interest income .................................                --                     35               379             5,728
     Other income / (expense), net ...................                --                     --              (225)               --
                                                              ----------           ------------      ------------      ------------
     Net loss ........................................              (678)                (7,590)          (43,419)         (173,389)
     Deemed dividend and accretion on mandatorily
       redeemable convertible preferred stock ........                --                     --           (16,750)             (341)
                                                              ----------           ------------      ------------      ------------

     Net loss attributable to common stockholders ....        $     (678)          $     (7,590)     $    (60,169)     $   (173,730)
                                                              ==========           =============      ============      ============

     Net loss per share, basic and diluted ...........        $    (0.56)          $      (1.39)     $      (7.32)     $      (2.89)
                                                              ==========           =============      ============      ============

     Shares used in computing net loss per share,
       basic and diluted .............................         1,219,538              5,471,617         8,219,183        60,079,659
                                                              ==========           =============      ============      ============

OTHER CONSOLIDATED FINANCIAL DATA:
  Net cash flows provided by (used in):
       Operating activities ..........................        $     (677)         $     (5,356)     $    (29,524)     $    (99,473)
       Investing activities ..........................              (303)               (1,026)           (9,104)          (34,800)
       Financing activities ..........................             1,001                 7,763           104,204           105,717
  EBITDA(1) ..........................................              (667)               (6,869)          (37,002)         (127,812)
  Capital expenditures(2) ............................               303                 2,830            22,196            38,530

                                                                                AS OF  DECEMBER 31
                                                              -----------------------------------------------------
                                                                 1997           1998           1999           2000
                                                              ---------      ---------      ---------      ---------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents ...........................       $    21       $   1,402      $  66,978      $  38,422
  Working capital (deficit) ...........................            31          (1,204)        53,729         (1,442)
  Total assets ........................................           423           4,697        140,071        132,343
  Long-term obligations, less current portion .........         1,000           3,490         12,058          7,124
  Mandatorily redeemable convertible preferred stock ..            --           6,671        156,020             --
  Total stockholders' equity (deficit) ................          (677)         (8,107)       (48,282)        73,013

- ----------

    (1) EBITDA is the acronym for earnings before interest, taxes, depreciation and amortization. EBITDA consists of the net loss excluding net interest, depreciation and amortization of capital assets and stock-based compensation. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and may be calculated differently than EBITDA for other companies.

    (2) Total of property and equipment acquired for cash and under capital lease.

        For an explanation of the determination of the weighted average common and common equivalent shares used to compute net loss per share, refer to Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with Selected Financial Information and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including the risks discussed in "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

        We develop, market and deliver to the residential market interactive online services and content designed for use over high-speed, or broadband, connections. These broadband connections allow our customers to enjoy services and content that they could not access with traditional slower speed Internet connections. Although we currently deliver our services to customers using digital subscriber line, or DSL, technology, in the future we intend to utilize the technology we have developed to deliver these services and content over a variety of broadband technologies from a managed nationwide network to and throughout the home. Our goal is to become a leading provider of broadband access services, content and home networking services to the residential market.

        In July 1999, we began offering services commercially in Chicago. As of December 31, 2000, we were offering services in more than 150 metropolitan statistical areas nationwide. At December 31, 2000, we had approximately 48,000 active subscribers and almost 13,500 prequalified customers who have placed orders for our services. Based on our limited historical experience, we estimate that approximately 75% of those placing orders will actually be converted into customers receiving our services depending on the local access provider on which we rely. Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition.

        On December 21, 2000, we announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband Inc., would acquire all our outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178 million, subject to the satisfaction of certain conditions. Also, to ensure we have sufficient access to funding during the period prior to the consummation of our merger with HUGHES, HUGHES agreed to provide unsecured interim financing of $20 million in the form of a convertible subordinated note. The cash tender offer for those shares commenced February 1, 2001 and is scheduled to expire on April 2, 2001, unless extended. The consummation of the tender offer remains subject to customary closing conditions. During February and March 2001, we accessed the $20 million interim financing.

        If the tender offer is not completed for any reason, we may be forced to discontinue operations, as we only have enough cash on hand to continue operations until April 15, 2001.

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

      - building our customer service organization;

      - negotiating agreements for broadband content;

      - hiring management and other personnel; and

      - raising capital.

        We have incurred operating losses, net losses and negative earnings before interest, taxes, amortization of stock-based compensation, depreciation and amortization, or EBITDA, for each month since our formation. We had annual revenues of $9.4 million for 2000 and as of December 31, 2000, an accumulated deficit of $242.2 million. We intend to increase substantially our capital expenditures and will incur higher operating expenses in an effort to build our customer base and our brand rapidly, as well as expand our infrastructure and network services. We expect to incur substantial operating losses, net losses and negative EBITDA as we expand our operations.

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

RESULTS OF OPERATIONS

        Revenues. Initially, we expect to derive substantially all of our revenues from our basic service package, which we offer directly to our customers. Our current basic service package consists of always connected Internet access, e-mail accounts, storage space and hosting for Web pages and 60 minutes of remote access to the Internet each month when the customer is away from home. We bill our customers a monthly rate for these services. In addition to monthly service fees, our customers are billed for nonrecurring service activation, gateway and installation charges. To encourage potential customers to adopt our services, we may in some instances offer reduced monthly prices for an initial period of time or reduced service activation, gateway, or installation charges. To date we have not received any revenue from the content provided through our website, nor do we expect to receive any substantial revenue from this content in the near future. In the future we expect to bill our customers for monthly recurring charges based on the services and content selected by the customer.

        As our business develops and we offer additional services and content for incremental recurring fees, we expect to become less dependent on revenues from our basic service package. By providing additional services and content, we expect to enhance our overall operating margins as we believe these additional services and content can be added at a lower cost than our current basic services. We also believe that these additional services and content will enable us to build customer loyalty and minimize customer turnover.

        We seek to price our services competitively in each market. In 2000 we offered our basic services package for either $39.95 or $49.95 per month, depending on the geographic location, with no additional per-minute usage charges. During 2001, there has been considerable consolidation among DSL providers and a general upward shift in the price for DSL access service. In response to these developments, we implemented a uniform national price for all new subscriber orders of $49.95 from March 1, 2001. Although we believe that we will be able to successfully implement a price increase in 2001, during the past several years, market prices for many telecommunications services have been declining and we expect that, as a result of competition, prices for broadband access will decline over time. However, we intend to provide additional value-added services and content to our customers so as to maintain and potentially increase our price levels. In November 2000,we began marketing our first additional service "Connect & Protect (TM)" which provides home networking and enhanced internet security features for $9.95 per month; we did not recognize any additional service revenue during the year ended December 31, 2000.

        Our future financial performance and our ability to achieve positive operating cash flow will depend on a number of factors, some of which we cannot control. We believe that improvements in our financial performance depend largely on our ability to:

     - obtain sufficient additional financing to continue our operations and to fund our growth;

     - deploy our network rapidly and cost-effectively;

     - provide high quality services at competitive prices;

     - offer additional value-added services and applications;

     - acquire customers in a cost-effective manner;

     - reduce the costs associated with the production of our gateway;

     - attract qualified personnel;

     - minimize customer turnover;

     - manage increased sales and marketing and general and administrative expenses; and

     - identify and integrate the necessary administrative and operations support systems to manage our growth effectively.

        Network and Product Costs. Our network expenses consist of nonrecurring and monthly recurring charges for the transport elements we choose to lease rather than own. We have entered into agreements that include commitments for the lease of the communications lines that comprise our high-speed managed network with MCI WorldCom Communications, Inc. in the amount of $13.5 million, payable over the 27 months commencing January 2001, and with Level 3 Communications, LLC in the amount of $8.5 million, payable over the 17 months commencing January 2001. As we expand our network and our revenue base, we expect that these costs will increase significantly in the future. Nonrecurring network expenses include installation fees related to transport and local loop circuits. We expect these costs will continue to be largely related to the activation of new customers. Monthly recurring network expenses include transport and backbone fees, facility rent, power and other fees charged by traditional telephone companies and new competitive carriers and other providers. As our customer base grows, we expect the largest element of network expenses to be carrier charges for local access, which are approximately $30 per customer per month, depending on the provider, location and type of local access connectivity. Product costs will be incurred as our business develops and we begin to offer additional value added services and content.

        Sales and marketing expenses. Our sales and marketing expenses consist primarily of expenses related to the acquisition of customers and the development of promotional materials, advertising and branding. We expect that our marketing expenses will grow significantly as we enter new markets and offer our services on a nationwide basis.

        General and administrative expenses. Our general and administrative expenses consist primarily of costs related to personnel, customer service, finance, administrative services, recruiting and legal services. We expect that our general and administrative costs will grow significantly as we expand our operations. However, we expect these expenses to decline as a percentage of our revenue as we build our customer base and the number of customers connected to our network increases.

        Research and development expenses. Research and development expenses consist primarily of costs related to engineering personnel engaged in research and development activities, and, to a lesser extent, costs of materials relating to these activities. We expense research and development costs as we incur them.

        Depreciation and amortization expenses. Depreciation and amortization expenses include: depreciation of network and computer equipment, depreciation of furniture and fixtures, and the amortization of completed technology and leasehold improvements. We expect depreciation and amortization expense to increase significantly as more of our network becomes operational and as we increase capital expenditures to expand our operations. Depreciation and amortization is computed on a straight-line basis over estimated useful lives ranging from two to seven years.

        Interest expense. Interest expense arose as a result of our capital lease lines, notes payable and bridge loan financing.

        Stock-based compensation expenses. Stock-based compensation arose as a result of the rescission of exercise of certain out-of-the-money option grants and granting stock awards to employees with per-share purchase or exercise prices subsequently determined to be below the fair values at the purchase or grant dates and stock, stock option, and warrant grants to non-employees in return for services and financing arrangements. Stock grants to non-employees include advertising credits with a fair value of $38.8 million that were provided by NBC and NBCi in exchange for Series C mandatorily redeemable preferred stock. The employee stock-based compensation is being amortized over the applicable option vesting period (generally four years). The fair value of non-employee options and warrant grants are amortized over the service period or expensed as services are provided and advertising credits are utilized.

        Taxation. We have not generated any taxable income to date and therefore have not paid any federal income taxes since inception. We expect to generate significant operating loss carryforwards. Use of our net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its recoverability.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        Revenues. During the year ended December 31, 2000, we continued the development of our business operations, with the expansion of our national broadband footprint to over 150 metropolitan statistical areas from approximately 30 metropolitan statistical areas as of December 31, 1999. The initiation of last-mile coverage with SBC, Verizon, and NorthPoint, together with an expansion of our geographical coverage with Rhythms, contributed to the increase. Subscriber revenues, net of certain deferred revenues, for the year ended December 31, 2000, were $9.4 million compared to $187,000 for the year ended December 31, 1999. As 1999's revenues were limited to a trial launch of service in the Chicago area in July of that year, and our commercial launch in Chicago, Detroit, and 29 of the 40 most populous metropolitan statistical areas in the Southeast in November 1999, the increase in revenues over the prior periods is consistent with the growth of our subscriber base, which increased from approximately 1,500 to 48,000 during 2000.

        Network and product costs. For the year ended December 31, 2000, we recorded network and product costs of $29.1 million compared to $2.1 million for the year ended December 31, 1999. As 1999's network and operation costs were limited to a limited launch of service in the Chicago area in July and our commercial roll-out to approximately 30 metropolitan statistical areas in November of that year, the increase in the expenses over the prior period is consistent with the development of our commercial operations. We expect network and product costs to increase significantly in future periods as our subscriber base grows. We believe that these costs will exceed revenue for at least the next twelve months.

        Sales and marketing expenses. Sales and marketing expenses increased from $13.1 million for the year ended December 31, 1999 to $45.8 million for the year ended December 31, 2000. The overall increase in expenditure is consistent with the development of our business. Following the commercial trial of our service deployment platform in Chicago in July 1999, we have rapidly expanded our geographical service areas with commercial launches in the Southeast and Midwest in November 1999; the Northeast in March 2000; Northern and Southern California in April 2000; the mountain states in July 2000; Texas in August 2000; and Connecticut, Rhode Island, Arizona, and Western Florida in October 2000. We now offer service in more than 1,500 cities in 35 states nationwide. The table below sets out the primary areas of increased expenditure for the year ended December 31, 2000 compared to the prior year (in thousands):


        Incremental advertising and promotional costs     $22,748
        Incremental employee costs                        $ 9,204

        Sales and marketing expenses for the year ended December 31, 2000, excludes $15.3 million of our NBC and NBCi advertising credits which were used from September 2000 to launch a nationwide television and radio advertising campaign, coincident with our nationwide network deployment. There are $23.5 million in remaining credits, which we expect to utilize by the end of calendar year 2002.

        General and administrative expenses. General and administrative expenses increased from $5.9 million for the year ended December 31, 1999 to $44.0 million for the year ended December 31, 2000. The increased level of expenditures reflects the growth in the volume and complexity of our underlying business as we have evolved from an enterprise primarily focused on research and development to a commercial operating company following our commercial trial of service in Chicago in July 1999 and the ongoing expansion of commercial operations resulting in an increase in our installed subscriber base from approximately 1,500 at December 31, 1999 to 48,000 at December 31, 2000. The table below sets out the primary areas of increased expenditure for the year ended December 31, 2000 compared to the prior year (in thousands):


        Incremental customer service expenditure                    $15,831
        Incremental executive and general corporate expenditure     $15,986
        Incremental facilities expenditure                          $ 4,049

        We expect general and administrative expenses to increase as we add personnel and incur additional expenses related to the planned growth of our business.

        Research and development expenses. Research and development expenses increased from $15.9 million for the year ended December 31, 1999 to $18.3 million for the year ended December 31, 2000. This increase is primarily due to incremental charges, over the prior year, for facilities and the hiring of additional engineers and consultants involved in increased research and development activities associated with our service development platform and associated services. In future periods, we expect to continue to make investments in research and development at current rates.

        Stock-based compensation. Stock-based compensation increased from $3.1 million for the year ended December 31, 1999, to $32.8 million for the year ended December 31, 2000. The increase in stock-based compensation expense is primarily attributable to the utilization of $15.3 million of prepaid advertising received from NBC and NBCi as part of our Series C round of financing; and incremental employee stock-based compensation of $6.1 million arising from the issuance of option grants prior to our initial public offering at exercise prices less than fair market value and $8.7 million arising from the rescission of the exercise of certain employee stock options with recourse notes.

        Depreciation and amortization expenses. Depreciation and amortization expenses increased from $2.3 million for the year ended December 31, 1999 to $15.6 million for the year ended December 31, 2000. This increase was primarily due to additional capital expenditures arising both from the build out of our managed network and the increase in our subscriber base.

        Interest income and expense. Our interest income increased from $379,000 in 1999 to $5.7 million in 2000 due primarily to the interest earned on the proceeds received from our Series C round of financing and our initial public offering, which were completed in December 1999 and March 2000, respectively. Our interest expense increased from $1.4 million to $2.9 million primarily due to higher interest expense charges resulting from higher average lease obligations in 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Revenues. During the year ended December 31, 1999, we continued the development of our business operations, commencing commercial service in the Chicago market in July. We recorded revenues of $187,000 during this period, which was from service and installation charges net of discounts given to customers. We did not offer commercial services in 1998 and, as a result, did not record any revenues in 1998.

        Network and product costs. For the year ended December 31, 1999, we recorded network and product costs of $2.1 million. Since we did not offer commercial services in 1998, we did not record any network and product costs in 1998.

        Sales and marketing expenses. Sales and marketing expenses increased from $240,000 for the year ended December 31, 1998 to $13.1 million for the year ended December 31, 1999. This increase was primarily due to a $9.3 million increase in advertising and promotion costs related to the launch of our service deployment platform in July 1999 and a $2.2 million increase in employee costs.

        General and administrative expenses. General and administrative expenses increased from $1.9 million for the year ended December 31, 1998 to $5.9 million for the year ended December 31, 1999. This increase was primarily due an incremental charge of $1.3 million for the addition of personnel performing general corporate and customer service and a $2.5 million increase in rent and associated overhead expense.

        Research and development expenses. Research and development expenses increased from $4.7 million for the year ended December 31, 1998 to $15.9 million for the year ended December 31, 1999. This increase was primarily due to an incremental charge of $9.3 million for the hiring of additional engineers and consultants involved in increased research and development activities associated with the development of our service development platform and associated services. We expect to continue to make substantial investments in research and development and anticipate that these expenses will continue to increase.

        Stock-based compensation. Stock-based compensation increased from $145,000 for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999. This increase is primarily attributable to employee stock-based compensation arising from our increased hiring efforts during 1999 resulting in a greater number of stock options issued that were subsequently deemed to be below fair market value on the date of grant.

        Depreciation and amortization expenses. Depreciation and amortization expenses increased from $424,000 for the year ended December 31, 1998 to $2.3 million for the year ended December 31, 1999. This increase was primarily due to additional capital expenditures arising from the build out of our managed network.

        Interest expense. Interest expense increased from $187,000 for the year ended December 31, 1998 to $1.4 million for the year ended December 31, 1999 inclusive of noncash interest expenses of $12,000 and $492,000, respectively. This increase was due to increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through December 31, 2000, we financed our operations primarily through the proceeds of our initial public offering, net of underwriting commissions and other issuance costs, of $120.7 million; private placements of equity of approximately $149.0 million in cash and promotional services; the use of operating equipment leases totaling $18.3 million; and borrowings under notes payable of $11.9 million. As of December 31, 2000, we had an accumulated deficit of $242.2 million, cash and cash equivalents of $38.4 million and restricted cash of $6.0 million.

        During the year ended December 31, 2000, the year ended December 31, 1999 and the year ended December 31, 1998 the net cash used in our operating activities was $99.5 million, $29.5 million and $5.4 million, respectively. This cash was used for a variety of operating purposes, including salaries; consulting and legal expenses; network operations; marketing; customer care; and overhead expense

        Our net cash used for investing activities for the year ended December 31, 2000, the year ended December 31, 1999 and the year ended December 31, 1998 was $34.8 million, $9.1 million and $1 million, respectively and was used for purchases of property and equipment coincident with the build out of our network, subscriber base and corporate capabilities.

        Net cash provided by financing activities for the year ended December 31, 2000, the year ended December 31, 1999 and the year ended December 31, 1998 was $105.7 million, $104.2 million and $7.8 million, respectively. The financing in 2000 came from initial public offering proceeds, net of underwriting commissions, legal, accounting and sundry other expenses, of $120.7 million and $650,000 from the exercise of warrants, partially offset by $6.0 million in the prepayment and repayment of notes, $4.5 million of principal payments under capital lease obligations and a $5.7 million increase in restricted cash related to letters of credit and other commitments. Notes were prepaid in May 2000 in order to remove restrictive liens over the Company's assets. The financing in 1999 and 1998 was primarily from the issuance of preferred stock and notes payable.

        Upon the closing of our initial public offering on March 29, 2000, mandatorily redeemable preferred stock with a liquidation value of approximately $148.6 million was converted to common stock.

        While we believe that our existing cash balances will be sufficient to fund our operating losses, capital expenditures, lease payments and working capital requirements through April 15, 2001, we may make appropriate mid-course actions to stretch our cash position beyond this point. We expect our operating losses and capital expenditures to increase substantially as our customer base ramps, and we expect to record substantial losses for the foreseeable future. As a result, additional financing will be required for us to maintain operations. On December 21, 2000 we entered into an agreement with HUGHES, whereby HUGHES will acquire us for $2.15 per share, or a total purchase price of approximately $178.0 million. Failure to complete the transaction with Hughes or, in the event the transaction does not close, failure to secure sufficient additional capital would likely force us to discontinue operations, as we only have enough cash on hand to continue operations until April 15, 2001.

        In order to ensure we have sufficient access to funding during the period prior to the consummation of our merger with HUGHES, HUGHES has agreed to provide unsecured interim financing of $20.0 million, pursuant to a convertible subordinated note; we drew down this balance, in full, during February and March 2001.

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

        In January 2001 the SEC issued Staff Announcement Topic No. D-93 "Accounting for the Rescission of the Exercise of Employee Stock Options". This announcement clarifies how the rescission of a previous exercise of a stock option by an employee is treated under APB25. One of the conditions of closing the transaction with HUGHES was that a minimum of 80% of the out-of-the-money early stock option exercises, financed by the Company under full recourse notes, were rescinded by December 31, 2000. Under Topic No. D-93, these rescissions resulted in $8.7 million of stock-based compensation expense for the year ended December 31, 2000.


ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we maintain our cash in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our cash and cash equivalents were in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's financial statements at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and the Report of PricewaterhouseCoopers LLP, Independent Accountants, are included in this Report on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information with respect to our directors, executive officers and other key employees as of December 31, 2000.

NAME                             AGE    POSITION
- ----                             ---    --------
Patti Hart.................      44     President, Chief Executive Officer and Director
Peter Olson................      58     Executive Vice President, Chief Technical Officer and Director
David Finley...............      35     Chief Operating Officer
Edward Hayes...............      45     Executive Vice President and Chief Financial Officer
Scott Martin...............      44     Executive Vice President, Chief Administrative Officer and
                                        Corporate Secretary
Jim Morrissey..............      51     Executive Vice President and Chief Marketing Officer
Kevin Grundy...............      43     Senior Vice President, Engineering
Thomas Obenhuber...........      45     Senior Vice President, Corporate Development
Regina Wiedemann...........      39     Senior Vice President, Business Development
Vicki Foshee...............      43     Senior Vice President, Service Delivery & Support
Robert Sandor..............      47     Senior Vice President, Operations
David Wilson...............      33     Vice President, Financial Services
David Cowan................      34     Director
Christie Hefner............      48     Director
Andrew Rappaport...........      43     Director
Elisabeth Sami.............      32     Director
James Scheinman............      34     Director
Michael Solomon............      48     Director
Randall Strahan............      48     Director


        Patti Hart has served as President, Chief Executive Officer and as a member of the Company's Board of Directors since June 1999. From February 1994 through April 1999, Ms. Hart was at Sprint Corporation, where she most recently served as President and Chief Operating Officer of Sprint Corporation's Long Distance Division. At Sprint, Ms. Hart also served as President of Sprint Business, President of Sales and Marketing, and President of the Business Services Group. Ms. Hart is a member of the board of directors of Vantive Corp., which was acquired by PeopleSoft, and Premisys Corp.

        Peter Olson, one of our founders, has served as our Executive Vice President and Chief Technical Officer since July 1998. Previously, Mr. Olson served as our President and Chief Executive Officer from our incorporation in August 1997 until July 1998. Mr. Olson has served on our Board of Directors since August 1997. From June 1982 through December 1994, Mr. Olson served as Chief Technical Officer of Octel Communications Corporation, a company he co-founded. Mr. Olson is a member of the board of directors of Flycast Communications Corp., IMP, Inc. and Netpulse Communications, Inc.

        Edward Hayes has served as our Executive Vice President and Chief Financial Officer since January 2000. From July 1996 through December 1999, Mr. Hayes worked at Lucent Technologies Inc., where from July 1997 he served as Financial Vice President and Chief Financial Officer of Lucent's Global Service Provider Business. From July 1995 through July 1996, Mr. Hayes worked at Unisys Corporation, where from November 1995 he served as Vice President, Chief Financial Officer and Chief Information Officer of Unisys' Global Professional Services Division. From April 1990 through July 1995, Mr. Hayes worked at ASEA Brown Boveri (ABB), Inc. the U.S. subsidiary of the joint venture between ASEA and BBC Brown Boveri, where from September 1993 he served at Vice President, Chief Financial Officer and Chief Information Officer of ABB Nuclear Operations.

        Scott Martin has served as our Executive Vice President, Chief Administrative Officer and Corporate Secretary since December 1999. From October 1982 through August 1999, Mr. Martin held various positions at Van Kampen Investments Inc., including Senior Vice President and Deputy General Counsel from January 1995.

        Jim Morrissey has served as our Executive Vice President and Chief Marketing Officer since September 1999. From January 1980 through September 1999, Mr. Morrissey held various positions at Grey Advertising, including Executive Creative Director and Executive Vice President from December 1995.

        Kevin Grundy, one of our founders, has served as our Senior Vice President, Engineering since December 1997. From February 1997 through November 1997, Mr. Grundy served as President and CEO of Aspen Internet Systems, Inc., a DSL modem company. From June 1995 through August 1997, Mr. Grundy served as Vice President of Engineering and Operations at Minerva Systems, an MPEG encoder company. From June 1994 through June 1995, Mr. Grundy was Director of Engineering at Auspex Systems, Inc., a high reliability network data storage company. Previously, Mr. Grundy worked at NeXT, Incorporated as Executive Director, Manufacturing Engineering and Production, where he was responsible for all hardware engineering, manufacturing and support.

        Thomas Obenhuber, one of ours founders, has served as our Senior Vice President, Corporate Development since February 2000. From August 1997 to February 2000, Mr. Obenhuber served as Senior Vice President, Business and Product Planning. From January 1995 through July 1997, Mr. Obenhuber served as Vice President, Operations and Engineering at Genuity, a national backbone Internet service provider that he co-started. From July 1990 through January 1995, Mr. Obenhuber worked at Sun Microsystems where he most recently served as Director, System Architecture.

        Vicki Foshee has served as our Senior Vice President, Service Delivery and Support since January 2000. From February 1999 to January 2000, Ms. Foshee served as General Manager, Vice President Service Delivery at NorthPoint Communications, a provider of digital subscriber line technology. From February 1998 through February 1999, Ms. Foshee was the Senior Director of Southwestern Bell Corp for SBC Telecom, Inc., a provider of telecommunications services. From January 1995 through February 1998, Ms. Foshee was the Director of AT&T ICSC centers for SBC Telecom, Inc.

        David Wilson has served as our Vice President, Financial Services since April 2000. From September 1990 to January 2000, Mr. Wilson was an auditor for PricewaterhouseCoopers, where he last held the position of Senior Manager.

        David Finley has served as our Chief Operating Officer since July 2000. From May 1999 to July 2000, Mr. Finley served as President of Hardwood Technologies, an Information Technology consulting company. From August 1997 to May 1999, Mr. Finley served as Chief Operating Officer and Assistant to the President at Sprint Corporation's Long Distance Division. From May 1994 to August 1997, Mr. Finley served as National Account Manager for Sprint Long Distance.

        Robert Sandor has served as our Senior Vice President, Operations since September 2000. From September 1999 to September 2000, Mr. Sandor was Vice President of Operations with Engage, Inc., an Internet advertising company. From August 1998 to September 1999, Mr. Sandor was Vice President of Network Operations and Customer Service with General Magic, Inc., an Internet services company. From October 1997 to March 1998, Mr. Sandor was Vice President of Operations with Internex, an Internet services company. From April 1993 to October 1997, Mr. Sandor was Director of Network Operations and Information Technology with Gemstar, an interactive television company.

        Regina Wiedemann has served as our Senior Vice President, Business Development since October 1999. From June 1999 through September 1999 Ms. Wiedemann served as Vice President of Business Development for Notify Technology Corp., a consumer telephony and Internet notification device company. From August 1997 through October 1998, Ms. Wiedemann was Vice President of Commercial Services for Infonet, a global data communications company. From January 1996 through July 1997, Ms. Wiedemann served as Vice President of Sales and Channel Management at Pacific Bell Internet. From February 1988 through December 1995, Ms. Wiedemann worked at Sprint, where she last held the position was Executive Assistant to the President of Multimedia.

        David Cowan has served on our Board of Directors since July 1998. Mr. Cowan is the Managing General Partner of Bessemer Venture Partners, which he joined in August 1992. From August 1996 through May 1997, he served as Chief Executive Officer of Visto Corporation, an Internet-based personal information company. From March 1995 through December 1996, he served as Chairman and Chief Financial Officer of VeriSign, Inc. Mr. Cowan is a member of the boards of directors of Flycast Communications Corp., Keynote Systems, Inc., VeriSign, Inc., Worldtalk Communications Corp., and several private companies.

        Christie Hefner has served on our Board of Directors since May 2000. Ms. Hefner is the Chairman and Chief Executive Officer of Playboy Enterprises, a multimedia company, a position which she has held since November 1988. Ms. Hefner is a member of the board of directors of Playboy Enterprises, Inc.

        Andrew Rappaport has served on our Board of Directors since October 1997. Mr. Rappaport has been a general partner at August Capital since August 1996. From August 1984 through July 1996, Mr. Rappaport was President of The Technology Research, Inc. Mr. Rappaport is a member of the board of directors of Silicon Image, Inc. as well as several private corporations.

        Elisabeth Sami has served on our Board of Directors since December 2000. Ms. Sami has been the Vice President of Business Development at NBC, Inc. since March 1997. From May 1993 to March 1997, Ms. Sami was Vice President of Business Development at Discovery Communications, Inc.

        James Scheinman has served on our Board of Directors since December 2000. Mr. Scheinman has been the Senior Vice President of Business Development at NBC Internet, Inc. since October 1998. From October 1995 to October 1998, Mr. Scheinman was an associate with the law firm Gray Cary Ware & Freidenrich LLP.

        Michael Solomon, one of the Company's founders, has served on our Board of Directors since the Company's incorporation in August 1997 and served as our Interim CEO from June 1998 through July 1999. Mr. Solomon has been at Mohr, Davidow Ventures since March 1996. From July 1994 through September 1999, Mr. Solomon also worked as an advisor and consultant. Mr. Solomon is a member of the board of directors of Flycast Communications Corp. and several private corporations.

        Randall Strahan has served on our Board of Directors since December 1998. From January 1999 through December 1999, Mr. Strahan served as President and Chief Executive Officer of Telmax Communications Corporation, a DSL equipment company, and is currently chairman of its board of directors. Since November 1999, Mr. Strahan has served as a Venture Partner at Mohr, Davidow Ventures. From November 1978 through January 1998, Mr. Strahan was at Pacific Bell, where he most recently held the position of President, Service Operations.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Shares and other equity securities of the Company. Officers, directors, and greater than ten-percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

        To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the last fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent beneficial owners were complied with by such persons.

MEETINGS OF THE BOARD AND COMMITTEES

        During 2000, the Company Board held 19 meetings. All directors attended at least 75% of the aggregate number of meetings held by the Company Board and meetings held by all committees on which each such director served during his or her term of office. The Company Board has an Audit Committee and a Compensation Committee, but does not have a Nominating Committee.

        The Audit Committee currently consists of Andrew Rappaport, Randall Strahan and Michael Solomon. Mr. Rappaport serves as Chairman of the Audit Committee. The functions of the Audit Committee include recommending the independent auditors to the Company Board, reviewing and approving the planned scope of the annual audit, proposed fee arrangements and the results of the annual audit, reviewing the adequacy of accounting and financial controls, reviewing the independence of the independent auditors, approving all assignments to be performed by the independent auditors, reviewing transactions between the Company and its officers and directors and instructing the independent auditors, as deemed appropriate, to undertake special assignments. During the year 2000, the Audit Committee held five formal meetings. The Company Board has adopted a written charter for the Audit Committee (the "Audit Committee Charter"). The audit committee has reviewed and discussed audited financial statements of the Company for the fiscal year ended December 31, 2000 with management. In addition, the audit committee has discussed with PricewaterhouseCoopers, LLP, the Company's independent auditors, the matters required to be discussed by Statement on Auditing Standards 61. The audit committee also has received the written disclosures and the letter from PricewaterhouseCoopers, LLP as required by Independence Standards Board Standard No. 1 and the audit committee has discussed the independence of PricewaterhouseCoopers, LLP with that firm.

        Based on the audit committee's review of the matters noted above and its discussions with the Company's independent auditors and the Company's management, the audit committee recommended to the Board of Directors that the financial statements be included in the Company's Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning the compensation paid to or accrued by Telocity for the fiscal years ended December 31, 1998, and 1999, and 2000 for our Chief Executive Officer and our four other most highly compensated officers whose compensation exceeded $100,000 for the period (hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                                         ---------------------------------------------------       ---------------------------
                                                                                   OTHER
                                                                                   ANNUAL          SECURITIES
NAME AND PRINCIPAL                                                              COMPENSATION       UNDERLYING      ALL OTHER
POSITION                                 YEAR       SALARY          BONUS           (1)              OPTIONS      COMPENSATION
- ----------------------------------       ----      ---------      ---------     ------------       -----------    ------------
Patti Hart(2) ....................       2000      $ 350,000      $  65,962              0            200,000              0
  President and Chief                    1999      $ 140,000              0      $   3,097          3,226,274     $  150,000(3)
  Executive Officer                      1998             --             --             --                 --             --

Peter Olson ......................       2000      $ 280,000      $  61,565              0                  0              0
  Executive Vice President               1999      $ 223,333              0      $   9,961              7,714              0
  and Chief Technical Officer            1998      $ 135,000              0      $   7,485             82,286              0

Edward Hayes(4) ..................       2000      $ 284,114      $  39,343              0            335,000        325,000(5)
  Executive Vice President               1999             --             --             --            370,000             --
  and Chief Financial Officer            1998             --             --             --                 --             --

Scott Martin(6) ..................       2000      $ 211,020      $  32,517              0             25,000        150,000(7)
  Executive Vice President               1999      $  12,279              0              0            245,000              0
  Chief Administrative                   1998             --             --             --                 --             --
  Officer and
  Corporate Secretary

Jim Morrissey(8) .................       2000      $ 275,000      $  60,465              0                  0     $1,222,735(9)
  Executive Vice President               1999      $  77,211              0      $  80,939(10)        800,000     $  357,992(11)
  and Chief Marketing Officer            1998             --             --             --                 --             --

- ----------

(1) Includes only health insurance premiums paid by the Company unless otherwise noted.

(2)     Ms. Hart became an executive officer of the Company in June 1999.

(3) The Company paid Ms. Hart a $150,000 signing bonus pursuant to her employment agreement.

(4)     Mr. Hayes became an executive officer of the Company in January 2000.

(5) The Company paid Mr. Hayes a $325,000 signing bonus pursuant to his employment agreement.

(6)     Mr. Martin became an executive officer of the Company in December 1999.

(7) The Company paid Mr. Martin a $150,000 signing bonus pursuant to his employment agreement.

(8)     Mr. Morrissey became an executive officer of the Company in September
        1999.

(9) Includes $666,667 in debt forgiveness and $16,068 for costs related to housing and moving. Also includes $240,000 in contingent compensation that Mr. Morrissey is required to repay to the Company if the Company's stock is publicly traded at $20 or more per share on October 1, 2001, a $150,000 bonus paid on January 1, 2000 pursuant to his offer letter and a $150,000 bonus paid upon the consummation of the Company's initial public offering pursuant to his offer letter.

(10) Includes $1,422 in health insurance premiums paid by the Company and $79,517 in debt forgiveness pursuant to Mr. Morrissey's employment agreement.

(11) Includes $147,992 payment for closing costs related to the sale of Mr. Morrissey's house (which includes a $66,918 gross up component to cover Mr. Morrissey's additional taxes) and $60,000 in contingent compensation that Mr. Morrissey is required to repay to the Company in the event the Company's stock is publicly traded at $20 or more per share on October 1, 2001. Also includes a $150,000 signing bonus paid to Mr. Morrissey pursuant to his employment agreement.

OPTION GRANTS IN 2000

        The following table sets forth information concerning grants of stock options to the Named Executive Officers who received stock options during 2000. All options granted to the Named Executive Officers in the last fiscal year were granted under the Telocity Delaware, Inc. 2000 Equity Incentive Plan (the "Plan"). The percent of the total options set forth below is based on an aggregate of 6,016,365 options granted to employees during the year ended December 31, 2000.

                                  STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                               % OF
                                               TOTAL                                       POTENTIAL REALIZABLE
                                              OPTIONS                                     VALUE AT ASSUMED ANNUAL
                              NUMBER OF       GRANTED                                       RATES OF STOCK PRICE
                             SECURITIES          TO          EXERCISE                     APPRECIATION FOR OPTION
                             UNDERLYING      EMPLOYEES        PRICE                               TERMS(3)
                               OPTIONS         DURING          PER        EXPIRATION     --------------------------
NAME                         GRANTED(1)        PERIOD        SHARE(2)        DATE            5%              10%
- -----------------------      ----------      ----------     ----------   ------------    ----------      ----------
Patti Hart ............         200,000           3.32%      $   5.56       6/21/10      $  699,326      $1,772,194
Jim Morrissey .........               0             --             --            --              --              --
Peter Olson ...........               0             --             --            --              --              --
Edward Hayes ..........          25,000           0.42%      $  12.00       3/28/10      $  188,667      $  478,110
                                160,000           2.66%      $   5.56       6/21/10      $  559,461      $1,417,756
                                150,000           2.49%      $   3.28       9/29/10      $  309,414      $  784,100
Scott Martin ..........          25,000           0.42%      $   5.56       6/21/10      $   87,471      $  221,524

- ----------

(1) Generally, initial grants of options granted in 2000 under the Plan vest according to the following schedule: 1/4 of the options vest on the first anniversary of the date of grant and 1/48 of the options vest monthly thereafter.

(2) All options were granted at an exercise price equal to the fair market value of the common stock on the date of grant.

(3) Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming that the fair market value of the Company's common stock appreciates at 5% and 10% over the option term of ten years based on per-share market price at the time of grant and that the option is exercised and sold on the last day of its option term for the appreciated stock price. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent the Company's estimate or projection of the Company's future common stock price.

                    AGGREGATE OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

OPTION EXERCISES IN 2000 AND VALUES AT DECEMBER 31, 2000

        The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED
                                                                      OPTIONS AT DECEMBER 31,
                                    SHARES                                      2000
                                 ACQUIRED ON         VALUE         -------------------------------
NAME                               EXERCISE         REALIZED       EXERCISABLE       UNEXERCISABLE
- ----                             ------------       --------       -----------       -------------
Patti Hart ..............               0           $      0         200,000                  0
Jim Morrissey ...........               0                  0               0                  0
Peter Olson .............               0                  0               0                  0
Edward Hayes ............         370,000(1)               0         705,000(1)               0
Scott Martin ............         245,000(2)               0         270,000(2)               0


- ----------

(1) Mr. Hayes had exercised 370,000 options on January 5, 2000, however, this exercise was rescinded on December 22, 2000 and the Shares are now deemed exercisable options. See "Rescission Agreements."

(2) Mr. Martin had exercised 245,000 options on December 16, 1999, however, this exercise was rescinded on December 22, 2000 and the Shares are now deemed exercisable options. See "Rescission Agreements."

DIRECTOR COMPENSATION

        All non-employee directors who commence service following the initial public offering are granted an option to purchase 40,000 Shares on the date on which they commence their board service. These Shares will vest and become exercisable in four equal annual installments. The exercise price shall be the closing price of the stock on the date of grant.

        All non-employee directors who have served for at least six (6) months prior to the Company's annual stockholder meeting will be granted an additional option to purchase 10,000 Shares on the date of the annual meeting. These Shares will vest and become exercisable in full on the day immediately preceding the date of the next annual meeting. The exercise price shall be the closing price of the stock on the date of grant.

        Non-employee, non-affiliate directors shall receive an annual cash retainer of $18,000 paid quarterly ($4,500 per quarter) at the end of each quarter and an additional $5,000 paid quarterly ($1,250 per quarter) at the end of each quarter for each committee on which such director serves. In lieu of a quarterly cash payment, a director may elect to take such payment in the form of stock or stock options. If a director elects to receive stock, the number of Shares to be issued will be determined by dividing the payment to be received by the closing price of the stock on the date of payment. If a director elects to receive a stock option, the number of Shares subject to the option will be determined by dividing the payment to be received by 50% of the closing price and the exercise price of the option shall be 50% of the closing price.

        REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee currently consists of David Cowan and Michael Solomon. Mr. Cowan serves as Chairman of the Compensation Committee. The Compensation Committee reviews and recommends salaries, bonuses and other compensation for the President and Chief Executive Officer Patti Hart, corporate executive officers and other members of senior management. During the year 2000, the Compensation Committee held three meetings.

        Our Board established the Compensation Committee in December 1999. Prior to establishing the Compensation Committee, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. No member of the Compensation Committee has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. Since the formation of the Compensation Committee, none of its members has been an officer or employee of Telocity.

SALARY

        In particular, Ms. Hart's compensation as President and Chief Executive Officer is based on compensation levels of President and Chief Executive Officers of companies of comparable size. In addition, our compensation committee considers certain incentive objectives based on Telocity's performance as it relates to revenue levels and earnings per share levels.

        In determining executive officers salaries, our compensation committee reviews recommendations from Ms. Hart that include information from salary surveys, performance evaluations, and the financial condition of Telocity. The compensation committee also establishes both financial- and operational-based objectives and goals in determining executive officer salaries. These goals and objectives include sales and spending forecasts for the upcoming year and published executive compensation literature for companies of comparable size.

        For more information regarding the compensation and employment arrangements of Ms. Hart and other executive officers, see "EXECUTIVE COMPENSATION."

BONUSES

        Our compensation committee administered a bonus plan for executives in 2000. Awards under this bonus plan were contingent upon Telocity's attainment of EBITDA and subscriber targets, set by the compensation committee in consultation with our Chief Executive Officer. Additionally, awards may be weighted so that executives would receive proportionately higher awards when our performance reaches maximum targets, proportionately smaller awards when our performance reaches minimum targets, and no awards when we do not meet minimum performance targets.

STOCK OPTIONS

        The compensation committee believes that employee equity ownership provides significant motivation to executive officers to maximize value for our stockholders and, therefore, periodically grants stock options under our stock option plan. Stock options are granted at the current market price and will only have value if our stock price increases over the exercise price.

        The compensation committee determines the size and frequency of option grants for executive officers, after consideration of recommendations from the Chief Executive Officer. Recommendations for options are based upon the relative position and responsibilities of each executive officer, previous and expected contributions of each officer to Telocity, and previous option grants to such executive officers. Generally, option grants vest 25% twelve months after commencement of employment or after the date of grant and continue to vest thereafter in equal monthly installments over three years, conditioned upon continued employment.


                                                   /s/ DAVID COWAN
                                                   -----------------------------

                                                   /s/ MICHAEL SOLOMON
                                                   -----------------------------

               Comparison of Five - Year Cumulative Total Returns
                             Performance Graph for
                                 TELOCITY, INC.


              Produced on 02/23/2001 including data to 12/29/2000




                               [PERFORMANCE GRAPH]




                                                  03/2000        06/2000        12/2000
                                                  -------        -------        -------
TELOCITY, INC.                                     100.0           34.4          15.1
Nasdaq Stock Market (US Companies)                 100.0           85.7          52.8
Nasdaq Stocks (SIC 4810-4819 US companies)         100.0           82.1          34.0
Telephone Communications


NOTES:

    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

    D.  The index level for all series was set to $100.00 on 03/29/2000.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         BENEFICIAL OWNERSHIP

        The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of December 31, 2000, by the following:

        - each stockholder known by us to own beneficially more than 5% of our common stock;

        - each of our executive officers named in the compensation table in the section entitled "Executive Compensation;"

        -   each of our directors; and

        -   all directors and executive officers as a group.

        The address for those individuals for which an address is not otherwise indicated is 10355 North De Anza Boulevard, Cupertino, California 95014.

        The number of Shares beneficially owned and the percent of shares outstanding are based on (a) 81,623,140 shares outstanding as of December 31, 2000. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All Shares subject to options exercisable within 60 days following December 31, 2000 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of Shares beneficially owned and the percent of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percent ownership of any other person. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all Shares shown as beneficially owned by them.

                                                                                               SHARES
                                                                                              SUBJECT TO
                                                          SHARES            PERCENT OF         RIGHT OF
                                                       BENEFICIALLY           SHARES         REPURCHASE AS
NAME OR GROUP OF BENEFICIAL OWNERS                         OWNED            OUTSTANDING       OF 12/31/00
- -----------------------------------------------        ------------         -----------      -------------
DIRECTORS AND EXECUTIVE OFFICERS
David Cowan ...................................         9,050,088(1)            11.12%                --
    Bessemer Ventures Partners
    535 Middlefield Road, Suite 245
    Menlo Park, California 94025
Patti Hart ....................................         3,577,137                4.40%         2,016,421
Christie Hefner ...............................                 0                   *                 --
Peter Olson ...................................         2,500,065                3.07%                --
Andrew Rappaport ..............................        15,026,102(2)            18.50%                --
    August Capital
    2480 Sand Hill Road, Suite 101
    Menlo Park, California 94025
James Scheinman ...............................         6,382,632(3)             7.75%                --
    NBC Internet, Inc.
    225 Bush Street
    San Francisco, California 94104

                                                                                               SHARES
                                                                                              SUBJECT TO
                                                          SHARES            PERCENT OF         RIGHT OF
                                                       BENEFICIALLY           SHARES         REPURCHASE AS
NAME OR GROUP OF BENEFICIAL OWNERS                         OWNED            OUTSTANDING       OF 12/31/00
- -----------------------------------------------        ------------         -----------      -------------
Elisabeth Sami ..................................       8,779,198(4)            10.65%                --
    National Broadcasting Company, Inc.
    30 Rockefeller Plaza
    New York, NY 10112
Michael Solomon .................................       8,538,355(5)            10.49%            72,844
    Mohr, Davidow Ventures
    2775 Sand Hill Road
    Menlo Park, California 94025
Randall Strahan .................................         311,500(6)                *                 --
    Mohr, Davidow Ventures
    2775 Sand Hill Road
    Menlo Park, California 94025
Scott Martin ....................................         246,167(7)                *                 --
Edward Hayes ....................................         371,167(8)                *                 --
Jim Morrissey ...................................         800,000                   *            533,334
All directors and officers as a group
    (Twelve persons)(12) ........................      55,582,411(9)            68.10%         2,622,599
5% STOCKHOLDERS:
Entities affiliated with August Capital, L.P. ...      15,026,102(2)            17.76%                --
    2480 Sand Hill Road, Suite 101
    Menlo Park, California 94025
NBC Internet, Inc. ..............................       6,382,632(3)             7.75%                --
    225 Bush Street
    San Francisco, California 94104
Entities affiliated with National Broadcasting
    Company, Inc. ...............................       8,779,198(4)            10.65%                --
    30 Rockefeller Plaza
    New York, NY 10112
Entities affiliated with Bessemer Venture
    Partners ....................................       9,050,088(1)            11.12%                --
    1400 Old Country Road, Suite 407
    Westbury, New York 11590
Entities affiliated with Mohr, Davidow Ventures..       8,849,855(10)           10.87%            72,844
    2775 Sand Hill Road
    Menlo Park, California 94025


- ----------

*   Represents less than 1%

(1)  Includes:

     -   5,043,123 shares held by Bessemer Venture Partners IV L.P.;

     -   3,246,997 shares held by Bessec Ventures IV L.P.; and

     -   759,968 shares held by Bessemer Venture Investors L.P.

        The general partner of Bessemer Venture Partners IV L.P. is David Cowan. In this capacity, Mr. Cowan, through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of Bessemer Venture Partners IV L.P. has or shares such voting or investment power. Mr. Cowan disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in these entities.

(2)  Includes:

     -   12,130,253 shares held by August Capital, L.P.;

     -   399,980 shares held by August Capital Strategic Partners, L.P.;

     -   587,472 shares held by August Capital Associates, L.P.; and

     -   1,908,397 shares held by August Capital II, L.P.

        The general partner of August Capital L.P. is Andrew Rappaport. In this capacity, Mr. Rappaport, through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of August Capital L.P. has or shares such voting or investment power. Mr. Rappaport disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest in these entities.

(3) Includes 5,343,510 shares held by NBC Internet, Inc. Also includes warrants to purchase 1,039,122 shares subject to a warrant exercisable within 60 days of December 31, 2000. James Scheinman disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in NBC Internet, Inc.

(4)  Includes:

     -   6,679,389 shares held by NBC-TLCT Holding, Inc. and

     -   1,049,618 shares held by GE Capital Equity Investments, Inc.

        Also includes warrants to purchase 850,191 Shares held by NBC-TLCT Holding, Inc., all of which are exercisable at $5.24 per share and warrants to purchase 200,000 Shares held by General Electric Company, all of which are exercisable at $12.00 per share. Elisabeth Sami disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in National Broadcasting Company, Inc.

(5) Includes 4,582,235 shares held by Mohr, Davidow Ventures V, L.P., 344,900 Shares held by Mohr, Davidow Ventures V, L.P. as nominee for MDV Entrepreneurs' Network Fund II (A), L.P. and MDV Entrepreneurs' Network Fund II (B), L.P. and 1,717,558 Shares held by Mohr, Davidow Ventures V-L, L.P.

        Mr. Solomon is a member of Fifth MDV Partners, the General Partner of Mohr, Davidow Ventures V, L.P. In this capacity, Mr. Solomon, through an executive committee, exercises sole voting and investment power with respect to all shares held of record by the named investment partnerships; individually, no stockholder, director or officer of Mohr Davidow Ventures V, L.P. has or shares such voting or investment power. Mr. Solomon disclaims beneficial ownership of shares held by these entities except to the extent of his pecuniary interest therein. In addition to the 6,644,693 Shares held by the entities affiliated with Mohr, Davidow Ventures, Mr. Solomon owns 1,893,662 shares in his own name which includes 72,844 shares subject to the Company's right of repurchase as of January 3, 2001, which lapses over time so long as Mr. Solomon continues to serve as an advisor to us.

(6) Includes 50,000 shares subject to options exercisable within 60 days of December 31, 2000. These options had been exercised on March 14, 2000, however, this exercise was rescinded on December 22, 2000, and the shares are now deemed exercisable options (see section entitled "Rescission Agreements").

(7) Represents 245,000 shares subject to options exercisable within 60 days of December 31, 2000. These options had been exercised on December 16, 1999, however, this exercise was rescinded on December 22, 2000, and the shares are now deemed exercisable options.

(8) Includes 370,000 shares subject to options exercisable within 60 days of December 31, 2000. These options had been exercised on January 5, 2000, however, this exercise was rescinded on December 22, 2000, and the shares are now considered exercisable options.

(9) Includes the shares beneficially owned by the all directors and named executive officers.

(10) Includes:

     -   4,582,235 shares held by Mohr, Davidow Ventures V, L.P.;

     - 344,900 shares held by Mohr, Davidow Ventures V, L.P. as nominee for MDV Entrepreneurs' Network Fund II (A), L.P. and MDV Entrepreneurs' Network Fund II (B), L.P.; and

     -   1,717,558 Shares held by Mohr, Davidow Ventures V-L, L.P.

        Also includes 1,893,662 shares beneficially owned by Mr. Solomon personally and 311,500 shares beneficially owned by Mr. Strahan personally.

AGREEMENTS CONCERNING CHANGE OF CONTROL

MERGER AGREEMENT

        On December 21, 2000, we entered into a Merger Agreement with Hughes Electronics Corporation and its wholly-owned subsidiary DIRECTV Broadband, Inc. (the "Merger Agreement") pursuant to which: (i) Hughes shall commence an offer to purchase all outstanding Shares, of the Company at a price of $2.15 per Share, net to the seller in cash (the "Offer") without interest; and (ii) following the successful completion of the offer, upon approval by a stockholder vote, if required, and subject to certain other conditions, Hughes will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Hughes.

TENDER AGREEMENTS WITH CERTAIN OFFICERS, DIRECTORS AND OTHER STOCKHOLDERS

        In connection with the Merger Agreement, Hughes, DIRECTV Broadband, Inc. and the stockholders identified in the chart below have entered into a Tender and Stockholder Support Agreement (the "Tender Agreement"), dated December 21, 2000, pursuant to which the stockholders identified below have (i) agreed to tender and sell their Shares to the Purchaser pursuant to the Offer, (ii) agreed not to withdraw any shares tendered in the Offer, (iii) agreed to vote such Shares in favor of the Merger and the Merger Agreement and against any acquisition proposal other than the Merger and (iv) granted to Hughes and certain officers of Hughes an irrevocable proxy to vote such Shares in favor of the transactions contemplated by the Merger Agreement.

                                                                      SHARES OF
NAME AND ADDRESS                                                    COMMON STOCK
- ----------------                                                    ------------
Entities affiliated with August Capital........................      15,026,102
Entities affiliated with Bessemer Ventures Partners............       9,050,088
Entities affiliated with Mohr, Davidow Ventures................       8,799,855
NBC Internet, Inc. ............................................       5,343,511
NBC-TLCT Holding, Inc. ........................................       6,679,389
Kevin Grundy...................................................       1,619,075
Edward Hayes...................................................           1,167
Patti Hart.....................................................       3,577,137
Christie Hefner................................................               0
Scott Martin...................................................           1,167
Thomas Obenhuber...............................................       1,505,467
Peter Olson....................................................       2,500,065
Matthew Stepovich..............................................       1,056,184

See also "Employment Agreements" as described in Item 11 above.

EMPLOYMENT AGREEMENTS WITH CHANGE OF CONTROL PROVISIONS

        Unless otherwise specified below, for purposes of the our employment agreements with our executive officers, a "change of control" or "ownership change event" is defined as and shall be deemed to have occurred if any of the following occur: (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of Telocity of more than fifty percent of the voting stock of the Company; (ii) a merger or consolidation in which Telocity is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company; or (iv) a liquidation or dissolution of the Company.

        Whenever the term "for cause" or "good reason" is used below, it means "for cause" or "good reason," respectively as defined in that individual's employment agreement.

        On May 5, 1999, we entered into an at will employment agreement with Patti Hart, President and Chief Executive Officer of Telocity, pursuant to which Ms. Hart received a salary of $300,000 per year. Ms. Hart's salary as of December 31, 2000 was $400,000 per year. Ms. Hart also received a signing bonus of $150,000 and a bonus of $100,000 at the end of her first year of service as our Chief Executive Officer. After two years of service as our Chief Executive Officer and for each year of employment after that, Ms. Hart is eligible under her agreement to earn a performance bonus in accordance with a performance bonus plan. The agreement also provides for a stock option grant for the purchase of up to 3,226,274 shares of our common stock. Ms. Hart exercised this option in full on June 22, 1999, at an exercise price of $0.35 per share. The shares obtained upon exercise of the option are subject to the Company's right of repurchase, which lapses as the shares vest at a rate of 1/48 per month of employment. If Ms. Hart is terminated other than for cause or she resigns for good reason sixty days prior to or within twelve months following an ownership change event, Ms. Hart is entitled to (i) a lump sum payment of twelve months salary, (ii) a lump sum payment of her target annual performance bonus for the term in which her employment is terminated, (iii) continued benefits for twelve months, and (iv) vesting of one half of any unvested shares. If we terminate Ms. Hart's employment without cause absent a change of control, Ms. Hart is entitled to (i) continued payment of her salary for twelve months following her termination, (ii) a pro rata portion of her target performance bonus for the year, and (iii) twelve months vesting of any unvested shares.

        Effective January 1, 1998, we entered into at will employment agreements with Peter Olson and Thomas Obenhuber under which they were to receive salaries of $180,000 and $120,000 per year, respectively; their salaries as of December 31, 2000 were $280,000 and $225,000 per year, respectively. In addition, under their agreements, Messrs. Olson and Obenhuber are each eligible for a performance bonus for each year of employment based upon the achievement of performance objectives. The amount of these bonuses is to be negotiated annually. If Messrs. Olson or Obenhuber are terminated without cause or if any of them resign for good reason, the individual so terminated will receive his compensation, including pro-rated bonuses, and benefits for three months following termination, plus continued vesting of shares for six months. Effective February 25, 1998, we entered into an employment agreement with Kevin Grundy containing the same material terms, except that Mr. Grundy was to receive a salary of $120,000 per year. Mr. Grundy's current salary is $225,000.

        On December 3, 1999, we entered into an at will employment agreement with Edward Hayes, Executive Vice President and Chief Financial Officer of Telocity, which was subsequently amended on November 29, 2000 and December 17, 2000. Pursuant to the agreement as amended, Mr. Hayes receives a salary of $250,000 per year. Mr. Hayes also received a signing bonus of $325,000 and he is eligible to participate in our bonus program. The agreement also provides for a stock option grant for the purchase of up to 370,000 shares of our common stock. Mr. Hayes exercised this option in full on January 5, 2000, at an exercise price of $3.00 per share. On December 22, 2000, Mr. Hayes rescinded the exercise of these options pursuant to an Option Exercise and Note Rescission Agreement with the Company. The shares subject to the option grant vest 1/4 after 12 months of employment, and an additional 1/48 per month of employment thereafter. If Mr. Hayes is terminated without cause or he resigns for good reason, we will pay him a lump sum severance payment equal to 12 months of salary and target incentive bonus, remove any vesting cliff and immediately vest the greater of 75% of his unvested stock options or an amount equivalent to an additional six months of vesting. Mr. Hayes' agreement also provides that in consideration for devoting his full energies to the Company and foregoing the consideration of other market opportunities, provided he is not terminated for cause, resigns other than for good reason, or seeks alternate employment prior to such date, he will be entitled to a retention bonus of $750,000 on the earlier of (i) the date he is terminated by the Company without cause, (ii) the date he resigns for good reason, or (iii) April 1, 2001.

        On September 14, 1999, we entered into an at will employment agreement with Jim Morrissey, Executive Vice President and Chief Marketing Officer of Telocity, under which Mr. Morrissey receives a salary of $275,000 per year. Mr. Morrissey also received a signing bonus of $150,000. On January 4, 2000, Mr. Morrissey received an additional bonus of $150,000 as required by his employment agreement for meeting certain objectives mutually agreed upon by Mr. Morrissey and Telocity. Upon our initial public offering, Mr. Morrissey received a bonus of $150,000 based upon certain objectives. In the event of certain payments under his agreement, Mr. Morrissey is entitled to receive gross up payments. The agreement also provides for a stock option grant for the purchase of up to 800,000 shares of the Company's common stock, which Mr. Morrissey exercised in full on September 14, 1999, at a an exercise price of $0.75 per share. The shares obtained upon exercise of the option are subject to the Company's right of repurchase, which lapses at a rate of 1/4 after one year of employment, and an additional 1/48 per month of employment thereafter. In order to leave his previous employment, Mr. Morrissey was required to make payments to his former employer. To facilitate his departure, we loaned Mr. Morrissey $2 million as follows: on December 6, 1999, we provided Mr. Morrissey with a $900,000 loan; and on January 5, 2000, we provided Mr. Morrissey with a $1,100,000 loan, the principal and interest on both loans will be forgiven by Telocity at a rate of 1/36 per month over three years beginning on September 20, 1999 and January 1, 2000, respectively. Upon Mr. Morrissey's termination for cause or his voluntary resignation other than for good reason, the loans become due within 90 days. Pursuant to Mr. Morrissey's agreement, the Company provides Mr. Morrissey with a monthly housing allowance of $20,000 for 24 months beginning on October 1, 1999. If the Company's stock trades at $20 or more per share on October 1, 2001, then Mr. Morrissey will be required to repay the allowance; otherwise, the Company will forgive the entire housing allowance. If Mr. Morrissey is terminated without cause or he resigns with good reason, he will receive his base salary for one year, continued payment of his housing allowance for one year, discharge of any of his obligations to repay loans or his housing allowance to us, and removal of any vesting cliff plus six months acceleration of his option vesting. Upon a change of control, Mr. Morrissey will vest the greater of one half of his unvested shares subject to the stock option or an amount equivalent to an additional six months vesting.

        On December 8, 1999, we entered into an at will employment agreement with Scott Martin, Executive Vice President, Chief Administrative Officer and Corporate Secretary of the Company, pursuant to which Mr. Martin received a salary of $190,000 per year. Mr. Martin's salary as of December 31, 2000 was $200,000 per year. Mr. Martin also received a signing bonus of $150,000. The agreement also provides for a stock option grant for the purchase of up to 245,000 shares of the Company's common stock. Mr. Martin exercised the option in full on December 16, 1999, at a price of $3.00 per share. Mr. Martin subsequently rescinded the exercise of these options pursuant to an Option Exercise and Note Rescission Agreement with the Company. The shares subject to the option grant vest 1/8 after six months of employment, and an additional 1/48 per month of employment thereafter. If Mr. Martin is terminated without cause, or he resigns for good reason, one month prior to or within one year after a change of control, the Company will continue to pay Mr. Martin his base salary for six months, remove any vesting cliff and immediately vest one half of his unvested stock options. If Mr. Martin is terminated without cause or he resigns for good reason absent a change in control, the Company will remove any vesting cliff, pay Mr. Martin a lump sum of $150,000 and make continued medical and dental benefits to Mr. Martin for six months.

        On September 13, 1999, we entered into an at will employment agreement with Regina Wiedemann, Senior Vice President, Business Development of the Company, pursuant to which Ms. Wiedemann received a salary of $140,000 per year. Ms. Wiedemann's salary as of December 31, 2000 was $220,000. The agreement also provides for a stock option grant for the purchase of up to 240,000 shares of the Company's common stock. Ms. Wiedemann exercised the option in full on October 26, 1999 at a price of $1.50 per share. The shares obtained upon exercise of the option are subject to the Company's right of repurchase which lapses 1/8 after six months of employment, and an additional 1/48 per month of employment thereafter. If, following a change of control, Ms. Wiedemann is terminated or she resigns for good cause, Ms. Wiedemann shall receive an additional six months of salary, benefits and vesting.

        On July 14, 2000, we entered into an at will employment agreement with David Finley, Chief Operating Officer of Telocity, which was subsequently amended on November 29, 2000 and December 17, 2000. Pursuant to the agreement as amended, Mr. Finley receives a salary of $280,000 per year. Mr. Finley also received a signing bonus of $150,000. If Mr. Finley voluntarily resigns his employment without good reason before the first anniversary of his commencement of employment, he shall repay a pro rata share of the signing bonus based on the time remaining in his first year of service. The agreement also provides for a stock option grant for the purchase of up to 500,000 shares of the Company's common stock at a price of $3.28 per share. The shares subject to the option grant vest 1/4 after 12 months of employment, and an additional 1/48 per month of employment thereafter. Under Mr. Finley's agreement, we extended to Mr. Finley a full recourse promissory note in an amount not to exceed $400,000 in connection with his purchase of a home. The promissory note is secured by a second lien on Mr. Finley's home and accrues interest at a rate of 8% per annum. Interest accrues quarterly to principal, and principal plus all accrued interest on the note is due and payable upon the first to occur of (i) 60 months from the commencement of his employment with the Company, (ii) 12 months following termination of Mr. Finley's employment with the Company and (iii) upon Mr. Finley's sale or transfer of 100,000 shares of the Company's stock. Mr. Finley's agreement provides that if he is terminated without cause or resigns for good reason absent a change of control, he will receive (i) a lump sum payment equal to 50% of his annual salary, (ii) 12 equal payments thereafter of the remaining 50% of his annual salary, (iii) a lump sum payment of his then current annual target bonus, (iv) reimbursement for the cost of continuing his medical coverage for himself and any eligible dependents under COBRA for one year following the date of his termination or resignation, and (v) vesting of 50% of any remaining unvested shares. Mr. Finley's agreement also provides that if Mr. Finley is terminated without cause or resigns for good reason within one year of a change of control, he will receive (i) a lump sum payment equal to 50% of his annual salary, (ii) 12 equal payments thereafter of the remaining 50% of his annual salary, (iii) a lump sum payment of his then current annual target bonus, (iv) reimbursement for the cost of continuing his medical coverage for himself and any eligible dependents under COBRA for one year following the date of his termination or resignation, and (v) the equivalent of vesting of 36 months of any unvested stock options if his termination or resignation occurs prior to the one year anniversary of his commencement of employment with the Company or, if he is terminated or resigns after the one year anniversary of his commencement of employment with the Company, vesting of 75% of any unvested stock options. Mr. Finley's agreement also provides that in consideration for devoting his full energies to the Company and foregoing the consideration of other marketing opportunities, provided he is not terminated for cause, resigns other than for good reason, or seeks alternate employment prior to such date, he will be entitled to a retention bonus of $750,000 on the earlier of (i) the date he is terminated by the Company without cause, (ii) the date he resigns for good reason or (iii) April 1, 2001.

        On December 10, 1999, we entered into an employment agreement with Vicki Foshee, Senior Vice President, Service Delivery and Support of Telocity, pursuant to which she was to receive an annual salary of $150,000. Ms. Foshee's salary as of December 31, 2000 was $190,000. Ms. Foshee also received a signing bonus of $20,000. The agreement also provides for a stock option grant on December 15, 1999, for the purchase up to 85,000 shares of the Company's common stock. Ms. Foshee exercised the option in full on January 18, 2000. On December 26, 2000 Ms. Foshee rescinded the exercise of these options pursuant to an Option Exercise and Note Rescission Agreement with the Company. The agreement also provides for a stock option grant on May 24, 2000, for the purchase of up to an additional 100,000 shares of the Company's common stock at an exercise price of $5.50 per share. The shares subject to the option grants vest 1/8 after six months of employment, and an additional 1/42 per month of employment thereafter. On October 10, 2000, the Company entered into an amendment to Ms. Foshee's employment agreement which provides that in the event Ms. Foshee is terminated without cause or resigns for good reason within one year after a change of control, she is entitled to (i) a waiver of the 6 month vesting cliff applicable to each of the option grants, (ii) six months acceleration per option grant, or an amount of acceleration that would bring her to 50% vesting in each of her option grants, which ever is greater, and (iii) six months continued salary and benefits.

        On January 24, 2000, we entered an employment agreement with David Wilson, Vice President, Financial Services of Telocity, pursuant to which Mr. Wilson receives an annual salary of $150,000. The agreement also provides for a stock option grant for the purchase of up to 100,000 shares of the Company's common stock, Mr. Wilson exercised the option in full on February 24, 2000 at an exercise price of $9.00 per share. On December 27, 2000, Mr. Wilson subsequently rescinded the exercise of these options pursuant to an Option Exercise and Note Rescission Agreement with the Company. The shares subject to the option grant vest 1/4 after twelve months of employment, and an additional 1/30 per month thereafter. Mr. Wilson's agreement provides that if Mr. Wilson is terminated without cause or resigns for good reason, he is entitled to a lump sum cash payment equal to three months of his then-existing salary.

        On August 16, 2000, we entered into an employment agreement with Robert Sandor, Senior Vice President, Operations of Telocity, pursuant to which Mr. Sandor receives an annual salary of $200,012.04. The agreement also provides for a performance bonus of $33,000 upon the completion of certain objectives. The agreement provides for a stock option grant for the purchase of up to 130,000 shares of the Company's common stock, and an additional 25,000 shares upon successful completion of the bonus objectives. The shares subject to the option grants vest 1/4 after one year of employment, and an additional 1/36 per month of employment thereafter. Mr. Sandor's agreement also provides that if he is terminated without cause or resigns for good reason within one year after a change of control, he is entitled to (i) a waiver of the one year vesting cliff,
(ii) six months acceleration per grant, or an amount of acceleration that would bring him to 50% vesting, which ever is greater, and (iii) six months continued salary and benefits.

FOUNDER STOCK PURCHASE AND REPURCHASE AGREEMENTS

        On December 23, 1997, we entered into Founder Stock Purchase Agreements with Peter Olson, Michael Solomon and Thomas Obenhuber (the "December 23, 1997 Agreements"), pursuant to which Mr. Olson, Mr. Solomon and Mr. Obenhuber purchased 4,662,000, 1,554,000 and 480,000 shares, respectively at a price of $0.0005 per share. The shares are subject to the Company's right of repurchase which lapsed 11/32 on October 3, 1997 for Messrs. Olson and Solomon, and 1/8 on February 3, 1998 for Mr. Obenhuber.

The remaining shares vest at a rate of 1/42 per month. The Company's option to repurchase the unvested shares terminates upon a change of control, as defined and set forth in the December 23, 1997 Agreements. The December 23, 1997 Agreements give us a right of first refusal before a founder may transfer or sell any of their shares. The December 23, 1997 Agreements also provide each founder piggyback registration rights as set forth in the agreements.

        In order to reallocate its founders' stock, we entered into agreements to repurchase certain founder's shares. On June 1, 1998, the Company entered into Founder Stock Repurchase Agreements with Mr. Olson and Mr. Solomon to repurchase 2,662,000 shares of the Company's common stock from Mr. Olson at a price of $0.0005 per share, and 154,000 shares of the Company's common stock from Mr. Solomon at a price of $0.0005 per share. On June 10, 1998, the Company entered into supplemental Founder Stock Purchase Agreements (the "June 10, 1998 Agreements") with Mr. Obenhuber and Kevin Grundy pursuant to which Mr. Obenhuber and Mr. Grundy purchased 1,120,000 and 1,600,000 shares, respectively at a price of $0.005 per share. The shares purchased pursuant to the June 10, 1998 Agreements are subject to our right of repurchase which lapsed 7/48 on December 3, 1997 and 1/42 per month thereafter. Our option to repurchase the unvested shares terminates upon the occurrence of certain events within one year of a change of control, as defined in the June 10, 1998 Agreements. The June 10, 1998 Agreements give the Company a right of first refusal before a founder may transfer or sell any of his shares.

        With respect to the June 10, 1998 Agreements, our right to repurchase unvested options terminates if within one year of the change of control (as defined in the December 23, 1997 Agreements): (i) there is a decrease in the employee's base salary, benefits and/or bonus compensation, (ii) there is a material breach by us of the June 10, 1998 Agreement or the applicable founder's employment agreement or (iii) we fail to obtain the assumption of the June 10, 1998 Agreement or the applicable founder's employment agreement by our successor or assign.

        With respect to the December 23, 1997 Agreements, a change of control shall be deemed to have occurred and our right to repurchase unvested options terminates, upon any of the following events: (i) the direct or indirect sale or exchange by our stockholders of all or substantially all of the stock of the Company where the stockholders of the Company before such sale or exchange do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock; (ii) a merger in which our stockholders before the merger do not retain, directly or indirectly, at least a majority of the beneficial interest in our voting stock of; or (iii) the sale, exchange, or transfer of all or substantially all of our assets (other than a sale, exchange, or transfer to one or more corporations where our stockholders before such sale, exchange, or transfer retain, directly or indirectly, at least a majority of the beneficial interest in the voting stock of the corporation(s) to which the assets were transferred).

AMENDMENT AGREEMENT WITH NBCI

        On December 21, 2000, we entered into an Amendment Agreement (the "Amendment") with NBC Internet, Inc. ("NBCi") pursuant to which the parties agreed to terminate the NBCi/Telocity Operating Agreement dated December 10, 1999 (the "Operating Agreement") and concurrently amended the Advertising Agreement dated December 14, 1999 by and between us and NBCi (the "Advertising Agreement"). The Amendment provides, among other things, that upon the consummation of the Merger, the Operating Agreement will terminate, provided that, however, certain provisions of the Operating Agreement will survive. The Advertising Agreement was amended to include an additional $3.6 million in online, television and radio advertising through December 31, 2002. The Amendment also requires that we conduct good faith discussions with NBCi regarding the possibility of an ongoing commercial relationship.

WAIVER BY NBCI OF RIGHT OF FIRST NEGOTIATION

        On December 14, 2000, we entered into a letter agreement whereby NBCi agreed to waive its right of first negotiation as set forth in the Second Amended and Restated Investor Rights Agreement dated December 13, 1999 by and among us and certain of our stockholders (the "Rights Agreement"). The waiver is conditioned upon the execution of the Merger Agreement and the closing of the Merger on or before June 1, 2001 at a per share price of not less than $2.00 per share.

NBC AMENDMENT AND WAIVER

        On December 20, 2000, we, together with National Broadcasting Company ("NBC"), entered into an amendment to the Advertising Agreement dated December 13, 1999 by and among us and certain of its stockholders including NBC (the "NBC Amendment"). The NBC Amendment amends the Advertising Agreement to include an additional advertising expenditure of $3.0 million by Telocity through July 2002. The NBC Amendment further provides that the advertising spots provided by NBC between the fourth quarter of 2000 and June 14, 2002 will be broadcast according to a certain schedule. The NBC Amendment is executed by DIRECTV, Inc., a subsidiary of HUGHES, as a third-party beneficiary. In addition, the NBC Amendment also waives NBC's right of first negotiation as set forth in the Rights Agreement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RESCISSION AGREEMENTS

        Prior to our initial public offering, our stock option plans permitted employees to exercise their stock options by issuing a full recourse promissory note to us, secured by the stock obtained upon exercise of the option. This provision in our stock option plans was designed to allow employees to obtain shares when the exercise price equaled the then-current fair market value. From adoption of our first stock option plan until the date of the our initial public offering, most of our employees who received stock options exercised them through the issuance of promissory notes. Due to the decline in our share price in recent months, in December 2000 the principal amounts of many outstanding promissory notes were greater than the value of the respective shares of stock securing such notes (the "Underwater Notes"). As a result of the large number of employees with outstanding Underwater Notes, many with significant outstanding principal amounts, employee morale was threatened. In addition, we had received several threats of litigation by current and former employees challenging the Underwater Notes.

        Under the Merger Agreement, it is a condition to the closing of the Offer that prior to December 31, 2000, we enter into rescission agreements with, and obtain releases from, holders of at least 80% of the aggregate outstanding principal amount of all Underwater Notes issued during 2000 (the "2000 Promissory Notes"). In addition, it is a condition of the Merger that we enter into rescission agreements and releases with all other persons holding Underwater Notes prior to the closing of the Merger. On December 20, 2000, in connection with, and conditioned on, the approval of the Merger Agreement, after considering the reasons for the transaction with HUGHES, and determining that the rescission complied with the requirements of Delaware law, our Board of Directors approved the rescission of the option exercises and transactions in which Underwater Notes were issued.

        On December 21, 2000, the date of the Merger Agreement, the aggregate outstanding principal amount of the 2000 Promissory Notes was $12,033,540. Between the date the Merger Agreement was executed and December 31, 2000, the Company entered into Option Exercise and Note Rescission Agreements (the "Rescission Agreements") and Mutual Releases (the "Releases"), with 64 persons representing $11,954,640 in aggregate outstanding principal amount under the 2000 Promissory Notes (or 99.3% of the total aggregate outstanding principal amount under the 2000 Promissory Notes). Accordingly, the condition in the Merger Agreement relating to the rescission of the Underwater Notes and associated option exercises has been satisfied. The net result of the rescission is that employees hold options at the original exercise price. No cash exchanged hands in connection with the original option exercise or at the rescission.

        Each Rescission Agreement provides for the rescission of the note maker's option exercise and promissory note, the cancellation and re-conveyance of the promissory note to such note maker and the tender of the shares issued upon exercise of such note maker's option to us. The Release provides that we and the note maker each release and discharge any and all claims they may have against each other. As of

January 31, 2001, we had entered into Rescission Agreements and Releases with 73 people representing 100% of the total $12,033,540 in outstanding principal amount under the Underwater Notes.

        The following of our director and executive officers entered into a Rescission Agreement and Release with us providing for the rescission of his or her option exercise and promissory note, the cancellation and re-conveyance of his or her promissory note and the tender to us of the shares issued upon exercise of his or her option:

                                                                                    PRINCIPAL
                                                    OPTION                          AMOUNT OF
                                                   EXERCISE         SHARES             NOTE
                 NAME & TITLE                       PRICE         RESCINDED         RESCINDED
                 ------------                      --------       ----------        ----------
Randall Strahan ............................        $12.00            50,000        $  600,000
    Director
Kevin Grundy ...............................        $ 9.00           150,000        $1,350,000
    Senior Vice President, Engineering
Thomas Obenhuber ...........................        $ 9.00           150,000        $1,350,000
    Senior Vice President, Corporate
    Development
Edward Hayes ...............................        $ 3.00           370,000        $1,110,000
    Executive Vice President and
    Chief Financial Officer
David Wilson ...............................        $ 9.00           100,000        $  900,000
    Vice President, Financial Services
Scott Martin ...............................        $ 3.00           245,000        $  735,000
    Executive Vice President,
    Chief Administrative Officer and
    Corporate Secretary
Vicki Foshee ...............................        $ 3.00            85,000        $  255,000
    Senior Vice President,
    Service Delivery and Support

EFFECT OF ACCELERATION ON OUTSTANDING OPTIONS

        Under the terms of the Merger Agreement, HUGHES, the Purchaser and Telocity agreed to confer and work together in good faith to agree upon mutually acceptable employee benefit and compensation arrangements with respect to Telocity's employees as soon as practicable after the Merger Agreement was signed. After evaluating the terms of our stock option plans, on January 26, 2001, representatives of HUGHES and our management discussed the treatment of our unvested stock options and the Shares of stock obtained upon the early exercise of options. During the discussion, HUGHES advised us that it would neither assume nor substitute our outstanding stock options and proposed that, as a result of the effect of such termination on employee morale, all unvested stock options and shares of stock obtained upon the early exercise of options be accelerated under the plans. On January 28, 2001, after receiving advice from our outside legal counsel and independent accountants, our Compensation Committee executed a unanimous written consent authorizing the amendment of option agreements evidencing all outstanding options and governing all outstanding shares of stock obtained upon early exercise of options to provide for full vesting of all unvested shares and to provide a net exercise mechanism for all outstanding options. Such acceleration is conditioned on the consummation of the Offer. As a result of this acceleration, shares and options to purchase shares held by the following directors and executive officers which otherwise would not vest upon a change of control will vest contingent on the consummation of the Offer:

                                                               NUMBER OF
                                                                UNVESTED      EXERCISE           VALUE
NAME                                                            SHARES(1)     PRICE(2)          REALIZED
- -------------------------------------------------------        ----------     ---------      -------------
Patti Hart ............................................        1,814,779      $    0.35      $3,266,602.20
    President, Chief Executive Officer and Director              200,000      $    5.56                 --
Randall Strahan .......................................           25,000      $   12.00                 --
    Director                                                      41,667      $  3.2812                 --
                                                                  20,000      $    5.38                 --
Ned Hayes .............................................          231,459      $    3.00                 --
    Executive Vice President and                                  18,750      $   12.00                 --
    Chief Financial Officer                                      160,000      $  5.5625                 --
                                                                 125,000      $    3.28                 --
Scott Martin ..........................................          168,437      $    3.00                 --
    Executive Vice President, Chief Administrative                25,000      $  5.5625                 --
    Officer and Corporate Secretary
David Finley ..........................................          500,000      $    4.50                 --
    Chief Operating Officer                                      125,000      $  3.2812                 --
Regina Wiedemann ......................................          150,000      $    1.50      $   97,500.00
    Senior Vice President, Business Development                   40,000      $  5.5625                 --
Jim Morrissey .........................................          499,999      $    0.75      $  699,998.60
    Executive Vice President and Chief Marketing
    Officer
Thomas Obenhuber ......................................          106,250      $    9.00                 --
    Senior Vice President, Corporate Development
Kevin Grundy ..........................................          106,250      $    9.00                 --
    Senior Vice President, Engineering
Robert Sandor .........................................          130,000      $  4.9375                 --
    Senior Vice President, Operations
Vicki Foshee ..........................................           60,379      $    3.00                 --
    Senior Vice President, Service Delivery and Support          100,000      $    5.50                 --
David Wilson ..........................................           70,833      $    9.00                 --
    Vice President, Financial Services                            69,000      $   5.375                 --
                                                                  83,333      $  3.2812                 --

- ----------

(1) Unvested share totals are as of April 2, 2001, the initial expiration date of the Offer.

(2) Despite the acceleration of these options, we expect that options with an exercise price above $2.15 per share (the price per share to be paid by the Purchaser in the Offer) will not be exercised by the foregoing executive officers and directors because the exercise price is in excess of the offer price. If unexercised, these options will terminate and be of no further effect upon consummation of the Offer.

2000 OUTSIDE DIRECTORS STOCK PLAN

        In January 2000, the our Board of Directors adopted the Company's 2000 Outside Directors Stock Plan (the "Directors Plan"). The adoption of the Directors Plan was approved by the our stockholders in March 2000. The Directors Plan establishes an initial automatic grant of an option to purchase 40,000 shares of the Company's common stock (the "Initial Options") to non-employee directors. The Directors Plan also provides that upon the date of each annual stockholders meeting, each non-employee director who has been a member of the our Board of Directors for at least six months shall receive an automatic grant of an option to purchase 10,000 shares of Common Stock (the "Annual Options"). The Initial Options and the Annual Options each have an exercise price equal to the fair market value of a share of the Company's common stock on the date of grant. The Initial Options vest and become exercisable in four equal annual installments. The Annual Options vest and become exercisable in full on the day immediately preceding the date of the first annual stockholders' meeting following the date of grant. Upon a change of control, all outstanding Initial Options and Annual Options become fully vested and exercisable. For purposes of the Directors Plan, a "change of control" is defined as having occurred upon a transaction or series of related transactions wherein the stockholders of the Company do not retain immediately after the transaction direct or indirect beneficial ownership of more than fifty percent of the total combined voting power of the outstanding voting stock of the Company. Because the consummation of the Offer constitutes a change of control under the Directors Plan, all of the outstanding Initial Options will become fully vested and exercisable. As a result, shares and options to purchase shares issued under the Directors Plan and held by the following directors will vest upon consummation of the Offer:

                                        NUMBER OF
                                         UNVESTED    EXERCISE      VALUE
NAME                                     SHARES(1)    PRICE       REALIZED
- -----------------------------------    ------------  --------    ---------
Christie Hefner ...................      40,000        5.50             --(2)
    Director

Elisabeth Sami ....................      40,000        2.00      $6,000.00
    Director

James Scheinman ...................      40,000        2.00      $6,000.00
    Director

- ----------

(1) Unvested share totals are as of April 2, 2001, the initial expiration date of the Offer.

(2) Despite the acceleration of these options, we expect that options with an exercise price above $2.15 per share (the price per share to be paid by the Purchaser in the Offer) will not be exercised by the foregoing directors because the exercise price is in excess of the offer price. If unexercised, these options will terminate and be of no further effect upon consummation of the Offer.

INDEMNIFICATION; DIRECTORS AND OFFICERS' INSURANCE

        The Merger Agreement provides that the surviving corporation in the merger (the "Surviving Corporation") shall keep in effect provisions in its bylaws for a period of not less than six years from the effective time of the Merger (the "Effective Time") that provide for exculpation of director and officer liability and indemnification (and advancement of expenses related thereto) of the past and present officers and directors of the Company and its subsidiaries to the fullest extent permitted by the Delaware General Corporation Law (the "DGCL"). Such provisions shall not be amended except as required by applicable law or except to make changes permitted by law that would enhance the rights of past or present officers and directors to indemnification or advancement of expenses, and shall observe the indemnification agreements existing in favor of past and present officers and directors of the Company and its subsidiaries.

        The Merger Agreement provides that the Surviving Corporation shall maintain in effect the Company's and its subsidiaries' current directors' and officers' liability insurance policies covering those persons who are currently covered by such policies with respect to actions or omissions occurring prior to the Effective Time for a period of six years from the Effective Time; provided, however, that in no event shall the Surviving Corporation be required to expend in any one year an amount in excess of 150% of the annual premiums currently paid by the Company and its subsidiaries for such insurance coverage, and, provided further, that if the annual premiums of such insurance coverage exceed such amount, the Surviving Corporation shall be obligated to obtain policies with the greatest coverage available for a cost not exceeding such amount.

        The Merger Agreement also provides that the Company shall indemnify and hold harmless, to the fullest extent permitted under applicable law, each person who is, or has been at any time prior to the date of the Merger Agreement or who becomes prior to the Effective Time, an officer, director or similar person of the Company or any subsidiary of the Company, against all losses, claims, damages, liabilities, costs or expenses (including attorneys' fees), judgments, fines, penalties and amounts paid in settlement in connection with any claims, actions, suits, proceedings, arbitrations, investigations or audits arising before or after the Effective Time out of or pertaining to acts or omissions, or alleged acts or omissions, by them in their capacities as such, which acts or omissions occurred prior to the Effective Time. Without limiting the foregoing, the Surviving Corporation shall periodically advance expenses as incurred with respect to the foregoing to the fullest extent permitted under applicable law provided that the person to whom the expenses are advanced provides an undertaking to repay such advance if it is ultimately determined that such person is not entitled to indemnification.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

                                                                                    PAGE
                                                                                    ----
         (1) Financial Statements:
              Report of Independent Accountants....................................  F-2
              Consolidated Balance Sheets..........................................  F-3
              Consolidated Statements of Operations................................  F-4
              Consolidated Statements of Stockholders' Equity (Deficit)............  F-5
              Consolidated Statements of Cash Flows................................  F-6
              Notes to Consolidated Financial Statements...........................  F-7

         (2) Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included in the Financial Statements.

         (3) Exhibits:

         EXHIBIT
         NUMBER                              DESCRIPTION
        ----------                           -----------
          3.1(1)        Restated Certificate of Incorporation of Registrant
          3.2(1)        Bylaws of Registrant
          4.1(1)        Specimen of stock certificates
         10.1(1)        Form of Indemnification Agreement between Registrant and
                        each of its directors and officers
         10.2(1)        2000 Equity Incentive Plan and form of agreements
                        thereunder
         10.3(1)        2000 Employee Stock Purchase Plan
         10.4(1)        2000 Outside Directors Stock Plan and form of
                        agreements thereunder
         10.5(1)        Lease between Registrant and Vidovich-Cupertino Limited
                        Partnership
         10.6(1)        Lease between Registrant and Lee Li Chun Koo
         10.7(1)        Lease between Registrant and The Sobrato Group
         10.8(1)        Second Amended and Restated Investors' Rights Agreement
         10.9(1)        Product Manufacturing Agreement between Registrant and
                        Wellex Corporation
         10.10(1)       Agreement for Services between Registrant and
                        Telamon-IMS, Inc.
         10.11(1)       Agreement for Services between Registrant and the
                        Sutherland Group, Ltd.
         10.12(1)       Employment Agreement between Registrant and Patti Hart
         10.13(1)       Employment Agreement between Registrant and Peter Olson
         10.14(1)       Employment Agreement between Registrant and Jim
                        Morrissey
         10.15(1)       Employment Agreement between Registrant and Thomas
                        Obenhuber
         10.16(1)       Employment Agreement between Registrant and James Rohrer
         10.17(1)       Employment Agreement between Registrant and Matthew
                        Stepovich
         10.18(1)       Employment Agreement between Registrant and Regina
                        Wiedemann

         EXHIBIT
         NUMBER                              DESCRIPTION
        ----------                           -----------

         10.19(1)       Employment Agreement between Registrant and Kevin Grundy
         10.20(1)       Employment Agreement between Registrant and Jef Raskin
         10.21(1)       Employment Agreement between Registrant and Andrew
                        Robinson
         10.22(1)       Employment Agreement between Registrant and Edward Hayes
         10.23(1)       Employment Agreement between Registrant and Scott Martin
         10.24(1)       Consultants Stock Option Plan and form of agreements
                        thereunder
         10.25(1)       Market Development Agreement between Registrant and
                        BellSouth Business Systems, Inc.
         10.26(1)       Private Line Service Level Agreement between Registrant
                        and Level 3 Communications, LLC
         10.27(1)       Private Line Service Agreement between Registrant and
                        MCI WorldCom Communications, Inc.
         10.28(1)       Operating Agreement between Registrant and NBC
                        Internet, Inc.
         10.29(1)       Advertising Agreement between Registrant and the
                        National Broadcasting Company, Inc.
         10.30(1)       Advertising Agreement between Registrant and NBC
                        Internet, Inc.
         10.31(1)       Founder Stock Purchase Agreement between Registrant and
                        Peter Olson dated December 23, 1997
         10.32(1)       Founder Stock Purchase Agreement between Registrant and
                        Michael Solomon dated December 23, 1997
         10.33(1)       Founder Stock Purchase Agreement between Registrant and
                        Thomas Obenhuber dated December 23, 1997
         10.34(1)       Founder Stock Purchase Agreement between Registrant and
                        Matthew Stepovich dated December 23, 1997
         10.35(1)       Founder Stock Repurchase Agreement between Registrant
                        and Peter Olson dated June 1, 1998
         10.36(1)       Founder Stock Repurchase Agreement between Registrant
                        and Michael Solomon dated June 1, 1998
         10.37(1)       Founder Stock Purchase Agreement between Registrant
                        and Kevin Grundy dated June 10, 1998
         10.28(1)       Founder Stock Purchase Agreement between Registrant
                        and Thomas Obenhuber dated June 10, 1998
         10.39(1)       Founder Stock Purchase Agreement between Registrant
                        and Matthew Stepovich dated June 10, 1998
         10.40(1)       Secured Promissory Note between Registrant and
                        Comdisco, Inc. dated March 27, 1998
         10.41(1)       Secured Promissory Note between Registrant and
                        Comdisco, Inc. dated November 10, 1998
         10.42(1)       Secured Promissory Note between Registrant and
                        Comdisco, Inc. dated December 24, 1998
         10.43(1)       Subordinated Promissory Note between Registrant and
                        Comdisco, Inc. dated September 3, 1999
         10.44(1)       Subordinated Promissory Note between Registrant and
                        Comdisco, Inc. dated September 9, 1999
         10.45(1)       Subordinated Promissory Note between Registrant and
                        Comdisco, Inc. dated September 24, 1999
         10.46(1)       Subordinated Promissory Note between Registrant and
                        Comdisco, Inc. dated September 24, 1999
         10.47(1)       Subordinated Promissory Note between Registrant and
                        Comdisco, Inc. dated October 19, 1999
         10.48(1)       Subordinated Promissory Note between Registrant and
                        MMC/GATX Partnership No. 1 dated September 30, 1999
         10.49(1)       Master Broadband Network Services Agreement and Form of
                        Warrant Agreement between Registrant and General
                        Electric Company
         10.50(1)       Consent of Jupiter Communications
         10.51(1)       Consent of Forrester Research
         10.52(1)       Consent of International Data Corporation
         10.53(2)       Letter to Telocity Stockholders
         10.54(2)       Employment Agreement with Vicki Foshee
         10.55(2)       Employment Agreement with David Finley
         10.56(2)       Employment Agreement with Robert Sandor
         10.57(2)       Form of Option Exercise and Note Recission Agreement
         10.58(2)       Form of Mutual Release
         10.59(2)       Second Amended and Restated Investor Rights Agreement
         10.60(2)       NBC TV Advertising Inventory Agreement
         21.1(1)        Subsidiaries of the Registrant
         23.1           Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

(1) Incorporated by reference from the Exhibits with corresponding numbers filed with the Company Registration Statement on Form S-1 (No. 333-94271) filed on January 7, 2000, as amended by Amendment No. 1 to Form S-1 (No. 333-94271) filed February 16, 2000, Amendment No. 2 to Form S-1 (No. 333-94271) filed March 8, 2000, Amendment No. 3 to Form S-1 (No. 333-94271) filed March 20, 2000, Amendment No. 4 to Form S-1 (No. 333-94271) filed March 23, 2000, Amendment No. 5 to Form S-1 (No. 333-94271) filed March 27, 2000 and Amendment No. 6 to Form S-1 (No. 333-94271) filed March 28, 2000.

(2) Incorporated by reference from the Exhibits filed with the Company's Initial Solicitation Statement on Form 14D9 (No. 005-60021) filed on February 1, 2001, as amended by Amendment No. 1 to Form 14D9 (No. 005-60021) filed on February 9, 2001 and Amendment No. 2 to Form 14D9 (No. 005-60021) filed on February 16, 2001.

     (b) The Company filed Reports on Form 8-K dated on December 28, 2000, as amended on February 2, 2001, and February 16, 2001.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TELOCITY DELAWARE, INC.


Date: April 2, 2001                      BY:  /s/ Patti Hart
                                          -------------------------------------
                                          Patti Hart
                                          President, Chief Executive Officer and
                                          Director

                                            /s/ Edward Hayes
                                          -------------------------------------
                                          Edward Hayes
                                          Executive Vice President and
                                          Chief Financial Officer

                                          /s/ Scott Martin
                                          -------------------------------------
                                          Scott Martin
                                          Executive Vice President, Chief
                                          Administrative Officer and Corporate
                                          Secretary

                                          /s/ David Finley
                                          -------------------------------------
                                          David Finley
                                          Chief Operating Officer

                                          /s/ David Wilson
                                          -------------------------------------
                                          David Wilson
                                          Vice President, Financial Services

                                          /s/ Randall Strahan
                                          -------------------------------------
                                          Randall Strahan
                                          Director and Member, Audit Committee

                                          /s/ Michael Solomon
                                          -------------------------------------
                                          Michael Solomon
                                          Director and Member, Audit Committee

                             TELOCITY DELAWARE INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        PAGE
Report of Independent Accountants                                       F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Stockholders' Equity (Deficit)               F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
  Stockholders of Telocity Delaware, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Telocity Delaware, Inc. at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Jose, California
January 26, 2001

                             TELOCITY DELAWARE, INC.


                           CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE DATA)


                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                1999            2000
                                                                            ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents ..........................................      $  66,978       $  38,422
    Accounts receivable, net ...........................................             13             539
    Prepaid expenses and other current assets ..........................          7,013          11,803
                                                                              ---------       ---------
         Total current assets ..........................................         74,004          50,764
Property and equipment, net ............................................         22,272          45,311
Intangibles, net .......................................................            380             278
Other assets ...........................................................         43,415          35,990
                                                                              ---------       ---------
         Total assets ..................................................      $ 140,071       $ 132,343
                                                                              =========       =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ...................................................      $   9,141       $  23,761
    Accrued expenses and other current liabilities .....................          4,383          21,662
    Deferred revenue ...................................................             33           1,026
    Notes payable, current .............................................          2,292              --
    Capital lease obligations, current .................................          4,426           5,757
                                                                              ---------       ---------
         Total current liabilities .....................................         20,275          52,206
Notes payable, net of current portion ..................................          3,135              --
Capital lease obligations, net of current portion ......................          8,859           6,860
Other liabilities ......................................................             64             264
                                                                              ---------       ---------
         Total liabilities .............................................         32,333          59,330
                                                                              ---------       ---------
Mandatorily redeemable convertible preferred stock:
         Series A; no par value, 13,553,126 authorized shares in
           1999; issued and outstanding: 13,150,000 in 1999 ............          6,567              --
         Series A warrants .............................................            106              --
         Series B; no par value, 14,699,998 authorized shares in
           1999; issued and outstanding: 13,181,818 in 1999 ............         14,490              --
         Series B warrants .............................................          1,431              --
         Series C; no par value, 27,000,000 authorized shares in
           1999; issued and outstanding: 24,332,061 in 1999 ............        126,293              --
         Series C warrants .............................................          7,133              --
                                                                              ---------       ---------
    Total mandatory redeemable convertible preferred stock .............        156,020              --
                                                                              ---------       ---------

Commitments (Note 6)
Stockholders' equity (deficit):
    Common Stock: $0.001 par value, 90,000,000 and 250,000,000 shares authorized in 1999 and 2000, respectively; issued and
      outstanding: 20,282,270 in 1999 and 81,623,140 in 2000 ...........             17              78
    Additional paid-in capital .........................................         39,478         326,450
    Receivable from stockholders .......................................         (5,457)         (3,326)
    Unearned stock-based compensation ..................................        (13,883)         (8,022)
    Accumulated deficit ................................................        (68,437)       (242,167)
                                                                              ---------       ---------
         Total stockholders' equity (deficit) ..........................        (48,282)         73,013
                                                                              ---------       ---------
         Total liabilities, mandatorily redeemable convertible
           preferred stock and stockholders' equity (deficit) ..........      $ 140,071       $ 132,343
                                                                              =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TELOCITY DELAWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                           --------------------------------------------------
                                                               1998               1999               2000
                                                           ------------       ------------       ------------
Revenues ............................................      $         --       $        187       $      9,352
                                                           ------------       ------------       ------------
Operating costs and expenses:
    Network and product costs .......................                --              2,080             29,090
    Sales and marketing .............................               240             13,081             45,784
    General and administrative ......................             1,906              5,903             43,954
    Research and development ........................             4,723             15,900             18,336
    Amortization of stock-based compensation(*) .....               145              3,095             32,779
    Depreciation and amortization ...................               424              2,253             15,592
                                                           ------------       ------------       ------------
         Total operating expenses ...................             7,438             42,312            185,535
                                                           ------------       ------------       ------------
Loss from operations ................................            (7,438)           (42,125)          (176,183)
Interest expense ....................................              (187)            (1,448)            (2,934)
Interest income .....................................                35                379              5,728
Other income/(expense), net .........................                --               (225)                --
                                                           ------------       ------------       ------------
Net loss ............................................            (7,590)           (43,419)          (173,389)
Deemed dividend and accretion on mandatorily
    redeemable convertible preferred stock ..........                --            (16,750)              (341)
                                                           ------------       ------------       ------------
Net loss attributable to common stockholders ........      $     (7,590)      $    (60,169)      $   (173,730)
                                                           ============       ============       ============
Net loss per share, basic and diluted ...............      $      (1.39)      $      (7.32)      $      (2.89)
                                                           ============       ============       ============
Shares used in computing net loss per share,
    basic and diluted ...............................         5,471,617          8,219,183         60,079,659
                                                           ============       ============       ============

(*) Amortization of stock-based compensation:
  Network and product costs .........................      $         --       $         --       $        643
  Sales and marketing ...............................                12                490             20,357
  General and administrative ........................               112              1,780              8,630
  Research and development ..........................                21                825              3,149
                                                           ------------       ------------       ------------
                                                           $        145       $      3,095       $     32,779
                                                           ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                             TELOCITY DELAWARE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                          TOTAL
                                           COMMON STOCK         ADDITIONAL     RECEIVABLE     UNEARNED                 STOCKHOLDERS'
                                    -------------------------     PAID-IN         FROM      STOCK-BASED   ACCUMULATED    EQUITY
                                      SHARES        AMOUNT        CAPITAL     STOCKHOLDERS  COMPENSATION    DEFICIT     (DEFICIT)
                                    -----------   -----------   -----------   ------------  ------------  -----------  ------------
Balance at December 31, 1997 .....    9,904,000   $         4   $        --   $        (3)  $        --   $      (678)  $      (677)
Warrants issued for services .....           --            --            92            --            --            --            92
Issuance of common stock for
  purchase acquisition ...........       40,572            --            --            --            --            --            --
Issuance of common stock
  options for purchase
  acquisition ....................           --            --             7            --            --            --             7
Repurchase of common stock for
  completed technology ...........     (504,000)           --            --            --            --            --            --
Issuance of common stock at
  $0.005 per share ...............    3,076,000             3            12           (15)           --            --            --
Repurchase of common stock at
  $0.0005 per share ..............   (2,816,000)           (1)           --             1            --            --            --
Issuance of common stock upon
  exercise of stock options ......    2,176,934             2           107          (101)           --            --             8
Common stock options
  issued for services ............           --            --            40            --            --            --            40
Unearned stock-based
  compensation ...................           --            --           328            --          (328)           --            --
Amortization of stock-based
  compensation ...................           --            --            --            --            13            --            13
Net loss .........................           --            --            --            --            --        (7,590)       (7,590)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998 .....   11,877,506             8           586          (118)         (315)       (8,268)       (8,107)
Warrants issued in connection
  with property lease ............           --            --            85            --            --            --            85
Warrants issued for services .....           --            --           247            --            --            --           247
Warrants issued in connection
  with licensing agreement .......           --            --            79            --            --            --            79
Issuance of common stock upon
  exercise of stock options ......    9,693,062            10         5,628        (5,455)           --            --           183
Common stock options issued
  for services ...................           --            --         1,097                        (177)           --           920
Repurchase of common stock .......   (1,288,298)           (1)         (115)          116            --            --            --
Unearned stock-based
  compensation ...................           --            --        15,195            --       (15,195)           --            --
Amortization of stock-based
  compensation ...................           --            --            --                       1,804            --         1,804
Deemed dividend on issuance of
  Series C preferred .............           --            --        16,676            --            --       (16,676)           --
Accretion on mandatorily
  redeemable convertible
  preferred stock ................           --            --            --            --            --           (74)          (74)
Net loss .........................           --            --            --            --            --       (43,419)      (43,419)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999 .....   20,282,270            17        39,478        (5,457)      (13,883)      (68,437)      (48,282)
Accretion on mandatorily
  redeemable convertible
  preferred stock ................           --            --            --            --            --          (341)         (341)
Conversion of preferred stock
  to common stock ................   50,663,878            50       156,311            --            --            --       156,361
Issuance of common stock in
  initial public
  offering, net
  of issuance costs ..............   11,000,000            11       120,716            --            --            --       120,727
Issuance of common stock under
  stock plans ....................    2,686,493             3        16,800       (16,459)           --            --           344
Issuance of common stock options
  and warrants for services ......           --            --           136            --            --            --           136
Exercise of warrants .............    1,320,682             1           649            --            --            --           650
Repurchase of common stock .......   (2,322,793)           (2)       (8,466)        5,731         2,737            --            --
Unearned stock based
  compensation ...................           --            --         5,010            --        (5,010)           --            --
Amortization of stock-based
  compensation ...................           --            --            --            --         7,949            --         7,949
Payment received on notes
  receivable from stockholder ....           --            --            --           124            --            --           124
Rescission of ....................   (2,007,390)           (2)       (4,184)       12,735           185            --         8,734
  stockholder notes
Net loss .........................           --            --            --            --            --      (173,389)     (173,389)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2000 .....   81,623,140   $        78   $   326,450   $    (3,326)  $    (8,022)  $  (242,167)  $    73,013
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TELOCITY DELAWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  YEAR ENDED
                                                                                  DECEMBER 31
                                                                    -------------------------------------
                                                                      1998          1999          2000
                                                                    ---------     ---------     ---------
Cash flows from operating activities:
     Net loss ..................................................    $  (7,590)    $ (43,419)    $(173,389)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization ..........................          424         2,253        15,592
        Amortization of stock-based compensation ...............           13         1,804         7,949
        Rescission of stockholder notes ........................           --            --         8,734
        Services received in exchange for Series C
          Preferred Stock ......................................           --            --        15,345
        Issuance of common stock and common stock
          options in exchange for services .....................           40           920           244
        Warrant related non-cash expenses ......................          104           863           993
        Provision for doubtful accounts ........................           --            --           287
        (Gain)/loss on sale of property and equipment ..........           --           225           (25)
        Change in operating assets and liabilities:
            Accounts receivable ................................           --           (13)         (813)
            Prepaid expenses and other current assets ..........           73        (1,584)       (8,510)
            Other assets .......................................          (51)       (2,487)        1,028
            Accounts payable ...................................        1,487         7,553        14,620
            Accrued expenses and other current liabilities .....          144         4,264        17,279
            Deferred revenue ...................................           --            33           993
            Other liabilities ..................................           --            64           200
                                                                    ---------     ---------     ---------
     Net cash used in operating activities .....................       (5,356)      (29,524)      (99,473)
                                                                    ---------     ---------     ---------

Cash flow from investing activities:
     Proceeds from the sale of property and equipment ..........           --           288           138
     Acquisition of intangibles ................................           --           (15)           --
     Acquisition of subsidiary, net of cash acquired ...........          (51)           --            --
     Purchase of property and equipment ........................         (975)       (9,377)      (34,938)
                                                                    ---------     ---------     ---------
     Net cash used in investing activities .....................       (1,026)       (9,104)      (34,800)
                                                                    ---------     ---------     ---------

Cash flows from financing activities:
     Proceeds from issuance of mandatorily redeemable
       convertible preferred stock, net ........................        4,050        96,876            --
     Proceeds from issuance of common stock, net ...............            8           183       121,195
     Proceeds from issuance of warrants for preferred
       stock ...................................................           67            --           650
     Proceeds from issuance of notes payable ...................        3,924        13,000            --
     Repayments of notes payable ...............................         (178)       (4,757)         (728)
     Early extinguishment of debt ..............................           --            --        (5,248)
     Principal payments on capital lease obligations ...........         (108)         (818)       (4,456)
     Increase in restricted cash related to commitments ........           --          (280)       (5,696)
                                                                    ---------     ---------     ---------
     Net cash provided by financing activities .................        7,763       104,204       105,717
                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ...........        1,381        65,576       (28,556)
Cash and cash equivalents, beginning of year ...................           21         1,402        66,978
                                                                    ---------     ---------     ---------
Cash and cash equivalents, end of year .........................    $   1,402     $  66,978     $  38,422
                                                                    =========     =========     =========


The accompanying notes are an integral part of these consolidated financial statements

                             TELOCITY DELAWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY:

        Telocity Delaware, Inc. (the "Company") develops, markets, integrates and delivers interactive online services to the residential market over high-speed, or broadband, connections. The Company has a single operating segment and has no organizational structure dictated by product lines, geography or customer type. All revenues earned to date have been generated from U.S. based customers.

        The Company has been successful in completing several rounds of financing with its last round arising from its initial public offering in March 2000 that raised approximately $120.7 million, net of issuance costs. However, the Company has incurred substantial losses and negative cash flows from operations every year since inception. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $176.2 million and negative cash flows from operations of $99.5 million. As of December 31, 2000, the Company has an accumulated deficit of approximately $242.2 million. Management expects operating losses and negative cash flows to continue for the foreseeable future and anticipates that losses will increase significantly from current levels because of additional costs and expenses related to subscriber acquisition. Failure to raise additional capital or reduce certain discretionary spending will have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

        On December 21, 2000, the Company and HUGHES Electronics Corporation ("HUGHES") announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband, Inc., would acquire all the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million, subject to the satisfaction of certain conditions. The cash tender offer for these shares commenced February 1, 2001 and is scheduled to expire on April 2, 2001, unless extended. The consummation of the tender offer remains subject to customary closing conditions. Failure to complete the transaction with HUGHES or, in the event the transaction does not close, failure to secure sufficient additional capital, will likely force the Company to discontinue operations as it has insufficient cash on hand to fund operations through April 15, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Use of estimates

        Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and cash equivalents

        The Company considers all highly-liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. At December 31, 2000, the Company had restricted cash of approximately $6.0 million, of which $4.5 million related to letter of credit facilities with a bank, which had terms in excess of one year. The current portion of restricted cash of $1.5 million has been included in "prepaid expenses and other current assets," while the long-term balance of $4.5 million has been included in "other assets."

        Certain risks and concentrations

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents.

        The Company's cash and cash equivalents are deposited with major financial institutions in the United States. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

        The success of the Company's business is substantially dependent upon its ability to develop strategic partnerships for content, develop a recognizable brand, secure distribution channels for its subscriber-based broadband services and the continued supply of gateways from its sole contract manufacturer.

        Fair value of financial instruments

        The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

        Property and equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, generally two to seven years. Leasehold improvements are amortized over the shorter of the related lease term or the useful life of the improvement.

        Intangibles

        Intangible assets consist of completed technology which is stated at cost and is being amortized using the straight-line method over the estimated useful life of five years.

        Accounting for long-lived assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

        Revenue recognition

        The Company generates revenue from the provision of broadband services and applications. Revenues are derived primarily from an initial non-recurring charge and monthly recurring charges for services. The initial charge is related to the provision of a residential gateway, a high speed digital subscriber line and service activation. Primarily all revenues, including the initial and monthly service charges, are recognized ratably over the term of the service.

        Research and development

        Research and development costs are expensed as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the years ended December 31, 1999 and 2000, software development costs of approximately $1.3 million and $3.6 million, respectively, were capitalized and included in property and equipment.

        Advertising costs

        Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses and other current assets and other assets at December 31, 1999 and 2000 is $38.8 million and $23.5 million, respectively, related to advertising commitments received from National Broadcasting Corporation and NBC Internet Inc. in exchange for the issuance of Series C mandatorily redeemable preferred stock. Advertising expense for the years ended December 31, 1998, 1999, and 2000 was $44,000, $7.9 million, and $43.6 million, respectively; advertising expense for the year 2000 is inclusive of stock-based compensation of $15.3 million.

        Stock-based compensation

        The Company has elected to continue accounting for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, presents disclosure of pro forma information required under Statement of Financial Accounting Standards Board Statement No. 123 or SFAS 123, "Accounting for Stock-Based Compensation". The Company accounts for the rescission of the exercise of employee stock options in accordance with SEC staff announcement Topic No. D-93 "Accounting for the Rescission of the Exercise of Employee Stock Options". Stock and other equity instruments issued to non-employees have been accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and valued using the Black-Scholes model.

        Income taxes

        The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        Comprehensive income

        The Company has adopted the provisions of SFAS No. 130, or SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. There has been no difference between the Company's net loss and its total comprehensive loss through December 31, 2000.

        Stock split

        On October 13, 1999, the Company effected a 2:1 common and preferred stock split. All share information in the consolidated financial statements and notes has been restated to reflect the stock split.

        Net loss per common share

        Basic net loss per common share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period net of common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, net of common shares subject to repurchase. Common equivalent shares, composed of common shares issuable upon exercise of stock options and warrants and upon conversion of Series A, Series B and Series C mandatorily redeemable convertible preferred shares are included in the diluted net loss per share computation to the extent such shares are dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except share and per share data):

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                               ----------------------------------------------
                                                   1998             1999             2000
                                               ------------     ------------     ------------
Numerator:
  Net loss attributable to common
    Stockholders ..........................    $     (7,590)    $    (60,169)    $   (173,730)
                                               ============     ============     ============
Denominator:
  Weighted average common shares --
    basic and diluted .....................      10,111,750       17,792,602       69,468,680
  Weighted average shares subject to
    repurchase ............................      (4,640,133)      (9,573,419)      (9,389,021)
                                               ------------     ------------     ------------
  Denominator for basic and diluted
    calculation ...........................       5,471,617        8,219,183       60,079,659
                                               ============     ============     ============
Net loss per common share -- basic and
  diluted .................................    $      (1.39)    $      (7.32)    $      (2.89)
                                               ============     ============     ============

        Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                               --------------------------------------
                                                  1998          1999          2000
                                               ----------    ----------    ----------
Common stock options and warrants .........     1,858,363     2,992,316    10,734,404
Convertible preferred stock ...............    13,150,000    50,663,878            --
Convertible preferred stock warrants ......       403,125     3,256,400            --
                                               ----------    ----------    ----------
                                               15,411,488    56,912,594    10,734,404
                                               ==========    ==========    ==========

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on the Company's financial position or results of operations.

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

        In January 2001 the SEC issued Staff Announcement Topic No. D-93 "Accounting for the Rescission of the Exercise of Employee Stock Options". This announcement clarifies how the rescission of a previous exercise of a stock option by an employee is treated under APB25. One of the conditions of closing the transaction with HUGHES (See Note 1) was that a minimum of 80% of the out-of-the-money early stock option exercises, financed by the Company under full recourse notes, were rescinded by December 31, 2000. The net result of the rescission is that employees hold options at the original option exercise price and the full recourse note is cancelled. The Company accounted for the rescissions as modifications of the original options which resulted in a new measurement date. Accordingly, the Company recorded a charge in the statement of operations of $8.7 million in accordance with Topic D-93.

NOTE 3 - RELATED PARTY TRANSACTIONS:

        On March 27, 1998 the Company acquired Aspen Internet Systems, Inc., in which two of the Company's founders held a minority interest, for an aggregate purchase price of $509,000. This constituted an asset acquisition of completed technology that has been incorporated into the Company's residential gateway.

        A former executive of the Company was also a member of the Board of Directors and a shareholder of a supplier of outsourced sales support services to the company. This commercial relationship commenced in March 2000. During the executives' period of service, expenses of $507,000 were attributed to this supplier.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
                                                               (IN THOUSANDS)
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable ..........................           $     13      $    826
  Less: allowance for doubtful accounts ........                 --          (287)
                                                           --------      --------
                                                           $     13      $    539
                                                           ========      ========

        The allowance for doubtful accounts increased by $287,000 during 2000. There was no allowance for doubtful accounts prior to the year ended December 31, 2000.

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
                                                               (IN THOUSANDS)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
  Deferred subscriber installation costs .......           $    552      $  2,924
  Prepaid advertising ..........................              5,220            --
  Other current assets and prepaid expenses ....              1,241         8,879
                                                           --------      --------
                                                           $  7,013      $ 11,803
                                                           ========      ========

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999          2000
                                                           --------      --------
                                                               (IN THOUSANDS)
PROPERTY AND EQUIPMENT, NET:
 Network software and equipment ......................     $ 18,104      $ 32,708
 Furniture and fixtures ..............................          495         1,174
 Leasehold improvements ..............................          762         4,108
 Subscriber based broadband gateways .................        5,455        25,355
                                                           --------      --------
                                                             24,816        63,345
 Less: accumulated depreciation and amortization .....       (2,544)      (18,034)
                                                           --------      --------
                                                           $ 22,272      $ 45,311
                                                           ========      ========

        Property and equipment includes $14.7 million and $19.5 million under capital leases at December 31, 1999 and December 31, 2000, respectively. Accumulated amortization of assets under capital leases totaled $1.3 million and $8.1 million at December 31, 1999 and 2000, respectively. Depreciation expense for the years ended

December 31, 1998, 1999, and 2000 was $383,000, $2.2 million, and $15.5 million, respectively.

                                                                DECEMBER 31,
                                                           --------------------
                                                            1999          2000
                                                           ------        ------
                                                              (IN THOUSANDS)
Intangibles, net:
 Completed technology ..............................       $  524        $  524
 Less: accumulated amortization ....................         (144)         (246)
                                                           ------        ------
                                                           $  380        $  278
                                                           ======        ======

        Annual amortization expense for the years ended December 31, 1999 and 2000 was $102,000.

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1999         2000
                                                           --------     --------
                                                               (IN THOUSANDS)
Other assets:
  Prepaid advertising ................................     $ 33,604     $ 23,479
  Deferred warrant costs .............................        6,993        6,525
  Other prepaid expenses and deferred costs ..........        2,538        1,510
  Restricted cash, net of current portion ............          280        4,476
                                                           --------     --------
                                                           $ 43,415     $ 35,990
                                                           ========     ========

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1999         2000
                                                           --------     --------
                                                               (IN THOUSANDS)
Accrued expenses and other current liabilities:
  Accrued network costs ..............................     $     --     $  7,608
  Employee compensation accruals .....................        1,142        5,727
  Accrued property and other taxes ...................           --        2,306
  Accrued advertising ................................        1,453          570
  Other accrued liabilities ..........................        1,788        5,451
                                                           --------     --------
                                                           $  4,383     $ 21,662
                                                           ========     ========

NOTE 5 - BORROWINGS:

        During the years ended December 31, 1998 and 1999, the Company issued notes payable to Comdisco, Inc., and MMC/GATX Partnership #1, with detachable warrants to acquire Series A and Series B mandatorily redeemable convertible preferred stock.

        In May 2000, the Company prepaid notes payable to Comdisco, Inc. and MMC/GATX Partnership #1 with an outstanding principal value of approximately $5.2 million. These notes were collateralized by all tangible assets owned by the Company, bore interest at a weighted average rate of 11.1% per annum, and were repayable in installments through January 2002. The loss arising from the early extinguishment of this debt was $564,000 and is included in interest expense.

        Bridge financing

        In October 1999, the Company entered into a bridge loan transaction with a financing company for $4.0 million that bore interest at 12% per annum and had a term of 60 days. This loan was repaid in December 1999.

        In November 1999, the Company entered into convertible bridge loan transactions with two of its officers for a combined total of $5.0 million. Each loan was made at an annual interest rate of 12%. The loans were converted into a combined total of 954,198 shares of Series C mandatorily redeemable preferred stock in December 1999.

        Capital leases

        Future minimum lease payments under capital leases as of December 31, 2000, bearing interest cost at rates ranging from 10.5% to 17.1% per annum in 2000, are as follows (in thousands):

YEARS ENDING DECEMBER 31,

2001 .......................................................           $  6,812
2002 .......................................................              5,501
2003 .......................................................              1,758
2004 .......................................................                175
                                                                       --------
Total principal payments ...................................             14,246
Less: amount representing finance costs ....................             (1,629)
                                                                       --------
                                                                         12,617
Less: current portion ......................................             (5,757)
                                                                       --------
                                                                       $  6,860
                                                                       ========

NOTE 6 - COMMITMENTS:

        The Company leased additional office space and equipment under non-cancelable operating leases and entered into certain non-cancelable service agreements. These agreements have various expiration dates through December 2010. The Company also sublet certain property for the period from August 1999 to October 2002. Rent expense for the years ended December 31, 1998, 1999, and 2000 was $258,000, $940,000 and $3.6 million, respectively.

        Future minimum payments under noncancelable operating leases and service agreements including future minimum sublease rental receipts under noncancelable operating lease, at December 31, 2000 are as follows (in thousands):

                                                          OPERATING
                                                          LEASES AND
                                                           SERVICE      SUBLEASE
YEARS ENDING DECEMBER 31,                                 AGREEMENTS     INCOME
- -------------------------                                 ----------    --------
2001 .................................................     $ 16,924     $    339
2002 .................................................       14,885          287
2003 .................................................        6,141           --
2004 .................................................        3,218           --
2005 .................................................        2,323           --
Later years ..........................................        7,761           --
                                                           --------     --------
Total minimum lease and service payments and
  sublease income ....................................     $ 51,252     $    626
                                                           ========     ========

        Operating agreement

        On December 10, 1999, the Company entered into a fifteen-year Operating Agreement with NBC Internet, Inc ("NBCi"). The agreement provides for the joint development, design services and content to be owned and branded by both companies.

        The services and content include entertainment, electronic commerce, search applications and other features designed for use exclusively by broadband users. The Company's customers will be able to utilize these online services through a Web portal user interface that the Company has developed jointly with NBCi.

        On December 21, 2000, the Company entered into an amendment to the Operating Agreement ("the Amendment") whereby, among other things, that upon the consummation of the Company's merger with HUGHES (see Note 1), the Operating Agreement shall terminate, provided that, however, certain provisions of the Operating Agreement survive. The Amendment requires that the Company conducts good faith discussions with NBCi regarding the possibility of an ongoing commercial relationship.

NOTE 7 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

        At December 31, 2000, authorized preferred stock was 10,000,000, none of which was issued and outstanding. At December 31, 1999, convertible preferred stock consisted of the following:


                                                    SHARES
                                  SHARES          ISSUED AND         LIQUIDATION
                                AUTHORIZED        OUTSTANDING           VALUE
                                ----------        -----------        ----------
Series A ..............         13,553,126        13,150,000         $    6,575
Series B ..............         14,699,998        13,181,818         $   14,500
Series C ..............         27,000,000        24,332,060         $  127,500

        The holders of mandatorily redeemable Convertible Preferred Stock were entitled to voting rights equivalent to the number of shares of Common Stock into which it was convertible. In addition, holders of Series A, B, and C Convertible Preferred Stock were entitled to receive noncumulative dividends at the per annum rate of $0.025, $0.055, and $0.262 per share, respectively, when and if declared by the Board of Directors, as well as a liquidation preference of $0.50, $1.10, and $5.24 per share, respectively, in the event of the dissolution of the Company.

        At anytime on or after December 1, 2004, each holder of mandatorily redeemable convertible preferred stock had the right to cause the Company to redeem all of the shares held by such stockholder. The redemption price of the Series A, Series B, and Series C preferred stock was $0.50, $1.10, and $5.24 per share, respectively, plus any declared but unpaid dividends and would have been paid in three equal annual installments.

        All shares of mandatorily redeemable convertible preferred stock were converted into common stock upon the closing of the Company's initial public offering in March 2000.

        Warrants for convertible preferred stock

        The Company has issued warrants, the fair value of which has been estimated using the Black-Scholes pricing model at the date of grant, using the term of the warrant and the following assumptions: Risk-free rate of 4.6% - 5.6% and 5.8% - 6.2% in 1998 and 1999, respectively, no expected dividends and volatility of 60%.

                                                   NUMBER OF
                                EXPIRATION       SHARES UNDER      EXERCISE        FAIR
ISSUANCE DATE                      DATE          THE WARRANTS       PRICE         VALUE
- -------------                ----------------    ------------   -------------    -------
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
March and September 1998     September 2008         403,125     $0.50 - $0.80    $   106
May, August, October         November 2004
  and December 31, 1999        to December 2009     833,498     $1.10 - $5.13      1,197
August 1999                  August 2009             38,126        $1.10             120
October 1999                 October 2002            44,628        $4.48             114
December 1999                December 2004           47,710        $5.24             121
December 1999                December 2004        1,889,313        $5.24         $ 7,012

        During 2000 warrants to purchase 1,030,865 shares with a weighted average exercise price of $1.24 were exercised on a net exercise basis resulting in issuance of 924,454 shares of common stock. At December 31, 1999 and 2000 1,363,434 and 252,272 warrants were outstanding with a weighted average exercise price of $1.44 and $1.10 respectively.

        In connection with notes payable and capital leases, the Company issued warrants to purchase 403,125 shares of Series A mandatorily redeemable convertible preferred stock in March 1998 and September 1998, respectively. The fair value of the warrants is being amortized over the term of the notes and capital leases. The Company recognized $12,000, $32,000, and $32,000 as interest expense associated with these warrants for the year ended December 31, 1998, 1999 and 2000, respectively.

        During 1999, in connection with notes payable and capital leases, the Company issued warrants to purchase 833,498 shares of Series B mandatorily redeemable convertible preferred stock. The fair value of the warrants is being amortized to interest expense over the term of the notes and capital leases. The Company recognized $218,000 and $400,000 as interest expense associated with these warrants for the years ended December 31, 1999 and 2000, respectively.

        In August 1999, in connection with a line of credit, the Company issued warrants to purchase 38,126 shares of Series B mandatorily redeemable convertible preferred stock. The fair value of the warrants is being amortized to interest expense over the term of the letter of credit. The Company recognized $7,000 and $21,000 as interest expense associated with these warrants for the years ended December 31, 1999 and 2000, respectively.

        In October 1999, in connection with a bridge loan the Company issued warrants to purchase 44,628 shares of Series B mandatorily redeemable convertible preferred stock. The fair value of the warrants was amortized to interest expense over the term of the bridge financing. The Company recognized $114,000 as interest expense associated with these warrants for the year ended December 31, 1999.

        In December 1999, in connection with bridge loans received from two of its directors, the Company issued warrants to purchase 47,710 shares of Series C mandatorily redeemable preferred stock. The fair value of the warrants was amortized to interest expense over the term of the bridge loan. The Company recognized $121,000 as interest expense associated with these warrants for the year ended December 31, 1999.

        In December 1999, in connection with an operating agreement the Company issued warrants to acquire 1,039,122 and 850,191 shares of Series C preferred stock to NBCi and NBC, respectively. The fair value of the warrants is being amortized over the term of the agreement. The Company recognized $19,000 and $468,000 as sales and marketing expenses associated with these warrants for the years ended December 31, 1999 and 2000, respectively.

        All unexercised warrants for mandatorily redeemable convertible preferred stock were converted into warrants for common stock upon the closing of the Company's initial public offering in March 2000.

NOTE 8 - COMMON STOCK:

        On March 29, 2000 the Company completed its initial public offering in which it sold 11 million shares of common stock at $12.00 per share, for net proceeds after issuance costs of $120.7 million.

        The Company's Articles of Incorporation, as amended, authorize the Company to issue 250,000,000 shares of common stock. A portion of the shares sold are subject to a right of repurchase by the Company subject to vesting, which is generally over a four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 1998, 1999, and 2000, there were 5,284,148, 12,814,213, and 4,598,658 shares subject to repurchase, respectively.

        Common stock warrants

        The Company has issued warrants, the fair value of which has been estimated using the Black-Sholes pricing model at the date of grant, using the term of the warrant and the following assumptions: Risk-free interest rate of 4.6% and 5.1%
- - 6.0% in 1998 and 1999, respectively, no expected dividends and 60% volatility.

                                                 NUMBER OF
                               EXPIRATION       SHARES UNDER     EXERCISE          FAIR
ISSUANCE DATE                     DATE          THE WARRANTS      PRICE            VALUE
- -------------                 -------------     ------------    -----------       -------
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
September 1998                November 2003       765,018         $0.05           $    91
March and November 1999       March and
                              November 2004        65,000       $0.11-$1.50       $    85
June 1999                     June 2006           268,856         $0.35           $   247
November 1999                 November 2009        20,000         $1.50           $    79
February 2000                 March 2003           11,667         $9.00           $   137

        During 2000 warrants to purchase 268,856 shares with a weighted average exercise price of $0.35 were exercised on a net exercise basis resulting in issuance of 250,932 shares of common stock. At December 31, 1999 and 2000 3,008,187 and 2,685,998 warrants were outstanding with a weighted average exercise price of $3.35 and $3.75 respectively.

        The Company issued a warrant to purchase 765,018 shares of common stock in September 1998 to a company with which they were considering developing a strategic relationship. The Company recognized $91,000 as general and administrative expenses associated with these warrants for the year ended December 31, 1998.

        In March and November 1999, in connection with facility lease financing, the Company issued warrants to purchase 65,000 shares of common stock. The Company recognized $85,000 as rent expense in general and administrative expenses associated with these warrants for the year ended December 31, 1999.

        In June 1999, in connection with professional services received, the Company issued warrants to purchase 268,856 shares of common stock. The fair value of the warrants will be recognized as general and administrative expense. The Company recognized $247,000 as general and administrative expense associated with these warrants for the year ended December 31, 1999.

        In November 1999, in connection with a license agreement, the Company issued warrants to purchase 20,000 shares of common stock. The fair value of the warrants will be recognized as sales and marketing expense over the term of the license agreement. The Company recognized $20,000 and $59,000 as sales and marketing expense associated with these warrants for the years ended December 31, 1999 and 2000, respectively.

        In February, 2000 in connection with a line of credit, the Company issued warrants to acquire 11,667 shares of common stock to Comdisco, Inc. with an exercise price of $9.00 per share. The fair value of the warrants of $137,000 has been estimated using the Black-Scholes pricing model at the date of grant, using the terms of the warrant and the following assumptions: Risk free rate of 6%, no expected dividends and 60% volatility. The Company recognized $13,000 as interest expense for the year ended December 31, 2000.

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

        Employee stock purchase plan

        A total of 2,500,000 shares of common stock are reserved for issuance under the 2000 Employee Stock Purchase Plan ("ESPP"), cumulatively increased on January 1, 2001 and each January 1, thereafter. The ESPP permits employees, including officers and employee directors, to purchase common stock through payroll deductions of up to 20% of the participant's base salary and commissions, but not to exceed the established maximum. Such amounts are applied to the purchase from the Company of shares of common stock at the end of each offering period at a price which is generally 85% of the lower of the fair market value of the common stock on either the first or last of the offering period. During 2000, 62,702 shares were purchased at $2.44 per share and $27,000 was expensed as stock based compensation for the discount to market at the issuance date.

        Stock option plans

        In January 2000, the Company's Board of Directors approved the 2000 Equity Incentive Plan, the 2000 Employee Stock Purchase Plan and the 2000 Outside Directors Stock Plan. The shareholders subsequently approved these plans in March 2000. Each plan is administered by the Board or by a committee of the Board.

        A total of 24,000,000 shares of common stock are authorized and reserved for issuance under the 2000 Equity Incentive Plan ("Equity Incentive Plan"), including 13,950,000 shares that were authorized and reserved under our 1998 Stock Option Plan prior to its restatement. The cumulative number of shares authorized for issuance will be increased automatically on January 1, 2001 and each January 1 thereafter. The Equity Incentive Plan allows awards to be granted in the form of incentive stock options, nonstatutory stock options, restricted stock purchase rights and bonuses, performance shares and performance units with a maximum term of 10 years. Unless terminated sooner by the Board, the Equity Incentive Plan will terminate automatically in 2009 on the tenth anniversary of its adoption by the Board.

        A total of 400,000 shares of common stock are authorized and reserved for issuance under the 2000 Outside Directors Stock Plan ("Outside Directors Stock Plan"), cumulatively increased on January 1, 2001 and each January 1 thereafter. The Outside Directors Stock Plan establishes an initial, automatic grant of an option to purchase 20,000 shares of our common stock to each non-employee director who is first elected to our Board of Directors after the effective date of this offering. The Outside Directors Stock Plan also permits each non-employee director to elect to receive additional equity awards in lieu of between 25% to 100% of the cash compensation otherwise payable to the director for service on the Board.

        A total of 220,000 shares of common stock are authorized and reserved for issuance under the Consultants Stock Option Plan. The Consultants Stock Option Plan authorizes the grant of non-statutory stock options to persons engaged by the Company as independent contractors with a maximum exercise period of 10 years. Unless terminated sooner by the Board, the Consultants Stock Option Plan will terminate automatically in 2008 on the tenth anniversary of its adoption by the Board.

        The following table summarizes activity under the Plans (in thousands, except share and per share data):

                                                   SHARES
                                                  AVAILABLE         OPTIONS        EXERCISE
                                                  FOR GRANT       OUTSTANDING       PRICE
                                                 -----------      -----------      --------
Shares reserved at plan inception ..........       1,624,000               --
Additional shares authorized ...............       1,906,000               --
Options granted ............................      (3,270,278)       3,270,278      $   0.05
Options exercised ..........................                       (2,176,934)     $   0.05
                                                 -----------      -----------
Balances, December 31, 1998 ................         259,722        1,093,344      $   0.05
Options authorized .........................      10,420,000               --
Options granted ............................     (10,595,660)      10,595,660      $   0.93
Options exercised ..........................              --       (9,693,062)     $   0.58
Options cancelled ..........................         122,500         (122,500)     $   0.55

Exercised options forfeited and returned
  to plans .................................       1,288,298               --      $   0.09
                                                 -----------      -----------
Balances, December 31,1999 .................       1,494,860        1,873,442      $   2.26
Options authorized .........................      10,670,000               --
Options granted ............................      (6,016,365)       6,016,365      $   6.25
Options exercised ..........................              --       (2,579,332)     $   5.67
Options cancelled ..........................         971,731         (971,731)     $   5.75
Option exercises rescinded .................              --        2,007,390      $   6.34
Exercised options forfeited and returned
  to plans .................................       2,322,793               --
                                                 -----------      -----------
Balances, December 31, 2000 ................       9,443,019        6,346,134      $   6.28
                                                 ===========      ===========

        The options outstanding, and currently exercisable by exercise price at December 31, 2000, are as follows (in thousands, except per share data):

                                                            WEIGHTED
                                                             AVERAGE
                                                            REMAINING       WEIGHTED
      EXERCISE              NUMBER          NUMBER         CONTRACTUAL      AVERAGE
       PRICE             OUTSTANDING      EXERCISABLE      LIFE (YEARS)      PRICE
- ---------------------    -----------      -----------      ------------     --------
    $0.05-$1.00             111,158           41,158            8.51        $   0.64
    $1.00-$4.00           2,595,002          411,655            9.25        $   2.95
    $4.00-$6.00           2,381,544           27,250            9.53        $   5.35
    $9.00-$12.00          1,258,430          113,750            9.13        $  10.34
                          ---------        ---------
                          6,346,134          593,813            9.32        $   5.28
                          =========        =========

        At December 31, 1998 and 1999 vested options outstanding were 243,000 and 123,158, respectively.

        Options granted include options to acquire 240,538, 392,758 and 67,500 shares of common stock issued to consultants and other service providers of the Company during the year ended December 31, 1998, 1999 and 2000 respectively. The fair value of the common stock options was estimated to be $40,000, $1.1 million and $403,000 for 1998, 1999 and 2000 respectively, using the Black-Scholes pricing model at the date of grant, the expected term of the option and the following assumptions: Risk free rate of 4.5%-4.6%, 4.6%-5.2% and 6.1% in 1998, 1999 and 2000, respectively, no expected dividends and volatility of 60%. Stock-based compensation related to stock options granted to consultants is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to consultants and other service providers, the Company recorded stock-based compensation expense of $40,000, $920,000, and $217,000 for the years ended December 31, 1998, 1999, and 2000, respectively. There is no future stock-based compensation expense for these options since all services have been rendered.

        In connection with certain stock option grants to employees during the years ended December 31, 1998, 1999, and 2000, the Company recorded unearned stock-based compensation totaling $328,000, $15.3 million and $5.0 million, respectively, which is being amortized over the vesting periods of the related options which is generally four years using the method set out in FASB Interpretation No. 28 ("FIN 28"). Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for past services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Amortization of this stock-based compensation recognized during the years ended December 31, 1998, 1999, and 2000, totaled approximately $13,000, $1.8 million, and $7.9 million, respectively.

        Pro forma stock-based compensation

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock based Compensation," ("SFAS No. 123") for option grants to employees. Had compensation cost been determined based on the fair value at the grant date for the awards in 1998, 1999, and 2000, consistent with the provisions of SFAS No. 123, the Company's net loss for 1998, 1999, and 2000 would have been as follows (in thousands):

                                                     1998           1999           2000
                                                  ---------      ---------      ---------
Net loss - as reported ......................     $  (7,590)     $ (60,169)     $(173,730)
Net loss - pro forma ........................     $  (7,613)     $ (60,499)     $(176,664)
Net loss per common share - basic and diluted
  as reported ...............................     $   (1.39)     $   (7.32)     $   (2.89)
Net loss per common share - basic and diluted
  pro forma .................................     $   (1.39)     $   (7.36)     $   (2.94)

        Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

        The weighted average fair value of options issued during 1998, 1999, and 2000 was $0.11, $1.77, and $3.48, respectively. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions used for grants:


Risk-free interest rate .....................              4.221%-6.10%
Expected life of option .....................                 5 years
Volatility ..................................                 0%-60%
Expected dividends ..........................                   0%

NOTE 9 - 401(k):

        The Company sponsors an employee savings and retirement plan intended to qualify under section 401(k) of the Internal Revenue Code. All eligible employees may contribute up to 20% of compensation, subject to annual limitations, which are fully vested at all times. The Company retains the options of matching employees' contributions with a discretionary employer contribution. To date, no employer contributions have been made.

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      FIRST        SECOND        THIRD       FOURTH
                                                     QUARTER       QUARTER      QUARTER      QUARTER
                                                     -------       -------      -------      -------
                                                        (AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)
2000
  Total Revenue ..................................   $    350      $  1,491     $  2,851     $  4,660
  Loss from operations ...........................    (34,237)      (42,493)     (40,025)     (59,428)
  Net loss attributable to common stockholders ...    (34,764)      (41,526)     (38,646)     (58,794)
  Net loss per share, basic and diluted ..........   $  (2.61)     $  (0.56)    $  (0.51)    $  (0.76)

1999
  Total Revenue ..................................   $     --      $     --     $     57     $    130
  Loss from operations ...........................     (4,435)       (5,351)      (8,588)     (23,751)
  Net loss .......................................     (4,477)       (5,721)      (8,780)     (41,191)
  Net loss per share, basic and diluted ..........   $  (0.61)     $  (0.71)    $  (1.00)    $  (4.72)

NOTE 11 - INCOME TAXES:

        No provisions for income taxes have been recorded as the Company has incurred net losses since inception.

        The Company's effective tax rate varies from the statutory rate as follows:


                                                      1998           1999           2000
                                                    --------       --------       --------
U.S. Federal income tax rate ..................       (34.00)%       (34.00)%     (34.00)%
State taxes, net of federal tax benefit .......        (5.84)         (5.84)       (5.84)
Permanent differences .........................         0.07           9.06         4.04
Other .........................................           --          (1.91)        3.35
Valuation allowance ...........................        39.77          32.69        32.45
                                                    --------       --------       --------
                                                          --             --           --
                                                    ========       ========       ========

        The components of the net deferred tax asset as of December 31, 1999 and 2000 are as follows (in thousands):

                                                             DECEMBER 31,
                                                      --------------------------
                                                        1999              2000
                                                      --------          --------
Deferred tax assets:
  Net operating loss carryforwards ..........         $ 21,626          $ 73,606
  Other .....................................            1,394             5,206
                                                      --------          --------
                                                        23,020            78,812
Valuation allowance .........................          (22,448)          (78,812)
                                                      --------          --------
                                                            --                --
Net deferred tax asset ......................              572                --
Deferred tax liabilities:
  Depreciation ..............................         $   (572)               --
                                                      --------          --------
Net deferred tax assets .....................               --                --
                                                      ========          ========

        At December 31, 2000, the Company had approximately $195.5 million of federal and state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2013 and 2005, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Such amount, if any, has not been determined. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

        Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. For the years ended December 31, 1998, 1999 and 2000, the valuation allowance increased by approximately $2.9 million, $19.2 million and $56.4 million, respectively.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                   -----------------------------------
                                                                     1998          1999         2000
                                                                   --------      --------     --------
                                                                              (In thousands)
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest .....................................     $    109      $    831     $  2,649
                                                                   --------      --------     --------

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITY:
   Conversion of Mandatorily redeemable preferred stock
     to common ...............................................     $     --      $     --     $156,360
                                                                   --------      --------     --------
   Acquisition of subsidiary .................................     $    509      $     --     $     --
   Less notes payable issued for acquisition .................         (405)           --           --
   Less common stock options issued in acquisition ...........           (7)           --           --
   Net cash payment ..........................................          (51)           --           --
                                                                   --------      --------     --------
   Liabilities assumed on acquisition of subsidiary ..........     $     46      $     --     $     --
                                                                   --------      --------     --------
   Property and equipment acquired under capital leases ......     $  1,855      $ 12,819     $  3,592
                                                                   --------      --------     --------
   Conversion of convertible promissory notes into
     mandatorily redeemable preferred stock ..................     $  2,455      $  5,000     $     --
                                                                   --------      --------     --------
   Conversion of accrued interest on convertible
     promissory notes into mandatorily redeemable
     preferred stock .........................................     $     60      $     11     $     --
                                                                   --------      --------     --------
   Issuance of warrants in connection with capital
     leases ..................................................     $     39      $    547     $     --
                                                                   --------      --------     --------
   Issuance of warrants in connection with borrowings ........     $     --      $  1,005     $     --
                                                                   --------      --------     --------
   Issuance of warrants in connection with
     facilities lease and other services .....................     $     92      $    411     $     --
                                                                   --------      --------     --------
   Issuance of warrants in connection with operating
     agreement ...............................................     $     --      $  7,012     $     --
                                                                   --------      --------     --------
   Advertising received for Series C mandatorily
     convertible redeemable preferred stock ..................     $     --      $ 38,824     $     --
                                                                   --------      --------     --------
   Deemed dividend on issuance Series C preferred stock ......     $     --      $ 16,676     $     --
                                                                   --------      --------     --------
   Accretion of mandatorily redeemable convertible
     preferred stock .........................................     $     --      $     74     $    341
                                                                   --------      --------     --------
   Unearned stock-based compensation related to
     common stock option grants to employees, net of
     cancellations ...........................................     $    328      $ 15,195     $  5,099
                                                                   --------      --------     --------
   Grant of common stock and warrants for services ...........     $     40      $  1,097     $    403
                                                                   --------      --------     --------

NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)

        During February and March 2001, the Company received $20 million from HUGHES under an 8%, $20 million convertible subordinated unsecured note. The note was issued to the Company, by HUGHES, in connection with the December 21, 2000 "Agreement and Plan of Merger by and among Telocity, HUGHES and DirecTV Broadband Inc." (see Note 1).

        On March 28, 2001, the Company received notice from NorthPoint Communications Inc. ("NorthPoint"), a major supplier of DSL connections, that following the United States Bankruptcy Court approved sale of substantially all of NorthPoint's assets, NorthPoint would begin the shut down of its network. As of March 28, 2001, the Company had approximately 19,700 active subscribers using NorthPoint connections (the "NorthPoint Subscribers"). It is probable that all the NorthPoint subscribers will experience an interruption to their service for a minimum of three weeks while their DSL line is reprovisioned with a different carrier with whom the Company has an existing relationship. In order to compensate the NorthPoint subscribers, the Company will immediately suspend billing when service is interrupted and offer a free month of service to each subscriber that is successfully reprovisioned. The Company estimates that the impact of the interruption and reprovisioning of service to the NorthPoint subscribers will likely reduce 2001 revenue by a minimum of $2.0 million and result in $2.4 million of incremental operating costs.

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
- -------                          -----------
 23.1              Consent of Independent Accountants