Form 10-Q
period 2001-03-31
DIRECTV BROADBAND INC
filed 2001-05-15
CIK 1102448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER: 333-94271

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                     77-0467929
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification Number)

10355 N. DEANZA BOULEVARD CUPERTINO, CALIFORNIA              95014
(Address of principal executive offices)                     (Zip Code)

                                                             (408) 863-6600
                                                             (Registrant's telephone number, including area
                                                             code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes [X] No [ ]

         As of March 31, 2001, 82,468,226 shares of the Registrant's $0.001 par value Common Stock, were issued and outstanding.

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)
                                      INDEX



                                                                                                PAGE NO.
                                                                                                --------
PART I.   FINANCIAL INFORMATION (UNAUDITED)

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000..................................................   2

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and March 31, 2000.................................... 3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and March 31, 2000..................................   4

          Notes to Condensed Consolidated Financial Statements..................................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............................  11


PART II.  OTHER INFORMATION (UNAUDITED)

Item 1.   Legal Proceedings.....................................................................  16

Item 2.   Changes in Securities and Use of Proceeds.............................................  16

Item 6.   Reports on Form 8-K...................................................................  16


          Signatures............................................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                                      March 31,      December 31,
                                                                                        2001            2000
                                                                                    (unaudited)        (Note 2)
                                                                                      ---------        ---------
ASSETS
Current assets:
     Cash and cash equivalents ................................................       $   2,343        $  38,422
     Accounts receivable, net .................................................             828              539
     Prepaid expenses and other current assets ................................           8,613           11,803
                                                                                      ---------        ---------
           Total current assets ...............................................          11,784           50,764
Property and equipment, net ...................................................          53,689           45,311
Intangibles, net ..............................................................             252              278
Other assets ..................................................................          31,811           35,990
                                                                                      ---------        ---------
           Total assets .......................................................       $  97,536        $ 132,343
                                                                                      =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .........................................................       $  18,377        $  23,761
     Accrued liabilities ......................................................          37,247           21,662
     Deferred revenue .........................................................           1,343            1,026
     Capital lease obligations, current .......................................           4,904            5,757
                                                                                      ---------        ---------
           Total current liabilities ..........................................          61,871           52,206
Notes payable .................................................................          20,000               --
Capital lease obligations, net of current portion .............................           6,490            6,860
Other liabilities .............................................................             314              264
                                                                                      ---------        ---------
           Total liabilities ..................................................          88,675           59,330
                                                                                      ---------        ---------

Stockholders' equity:
     Common stock: $0.001 par value, 250,000,000 shares authorized; issued
        and outstanding: 82,468,226 in 2001 and 81,623,140 in 2000 ............              79               78
     Additional paid-in capital ...............................................         325,910          326,450
     Receivable from stockholders .............................................          (3,427)          (3,326)
     Unearned stock-based compensation ........................................          (6,739)          (8,022)
     Accumulated deficit ......................................................        (306,962)        (242,167)
                                                                                      ---------        ---------
           Total stockholders' equity .........................................           8,861           73,013
                                                                                      ---------        ---------
           Total liabilities and stockholders' equity .........................       $  97,536        $ 132,343
                                                                                      =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                 March 31,            March 31,
                                                                                                    2001                 2000
                                                                                                ------------        ------------
Revenues ................................................................................       $      7,853        $        350
                                                                                                ------------        ------------
     Operating costs and expenses:
     Network and product costs ..........................................................             17,992               4,249
     Sales and marketing ................................................................             17,220              12,403
     General and administrative .........................................................             20,235               8,115
     Research and development ...........................................................              6,031               4,535
     Amortization of stock-based compensation (*) .......................................              4,903               3,200
     Depreciation and amortization ......................................................              6,375               2,085
                                                                                                ------------        ------------
           Total operating expenses .....................................................             72,756              34,587
                                                                                                ------------        ------------
Loss from operations ....................................................................            (64,903)            (34,237)
Interest income/(expense), net ..........................................................                132                (186)
Other expense ...........................................................................                (24)                 --
                                                                                                ------------        ------------

Net loss ................................................................................            (64,795)            (34,423)
Accretion on mandatorily redeemable convertible preferred stock .........................                 --                (341)
                                                                                                ------------        ------------
Net loss attributable to common stockholders...............................                     $    (64,795)       $    (34,764)
                                                                                                ============        ============


Net loss per share, basic and diluted ...................................................       $      (0.83)       $      (2.61)
                                                                                                ============        ============
Shares used in computing net loss per share, basic and diluted ..........................         77,748,119          13,306,454
                                                                                                ============        ============

 (*)Amortization of stock-based compensation:
    Network and product costs ...........................................................       $         16                 189
    Sales and marketing .................................................................              4,309                 374
    General and administrative ..........................................................                443               2,276
    Research and development ............................................................                135                 361
                                                                                                ------------        ------------
                                                                                                $      4,903        $      3,200
                                                                                                ============        ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                        ------------------------
                                                                        March 31,       March 31,
                                                                          2001            2000
                                                                        --------        --------
Cash flows from operating activities:
        Net cash used in operating activities ...................       $(40,719)       $(27,572)
                                                                        --------        --------

Cash flows from investing activities:
     Proceeds from the sale of property and equipment ...........             23              --
     Purchase of property and equipment .........................        (14,057)         (6,472)
                                                                        --------        --------
        Net cash used in investing activities ...................        (14,034)         (6,472)
                                                                        --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net ................            159             107
     Proceeds from issuance of warrants for common stock ........             38              --
     Proceeds from issuance of warrants for preferred stock .....             --             104
     Proceeds from issuance of notes payable ....................         20,000              --
     Repayments of notes payable ................................             --            (517)
     Principal payments on capital lease obligations ............         (1,223)           (796)
     Increase in restricted cash related to commitments .........           (300)             --
                                                                        --------        --------
        Net cash provided by (used in) financing activities .....         18,674          (1,102)
                                                                        --------        --------
Net decrease in cash and cash equivalents .......................        (36,079)        (35,146)
Cash and cash equivalents, beginning of period ..................         38,422          66,978
                                                                        --------        --------
Cash and cash equivalents, end of period ........................       $  2,343        $ 31,832
                                                                        ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS

         DIRECTV Broadband, Inc. (formerly Telocity Delaware, Inc.) (the "Company") develops, markets, integrates and delivers interactive online services to the residential market over high-speed, or broadband, connections. The Company has a single operating segment and has no organizational structure dictated by product lines, geography or customer type. All revenues earned to date have been generated from U.S. based customers.

         The Company has been successful in completing several rounds of financing with its last round arising from its initial public offering in March 2000 that raised approximately $120.7 million, net of issuance costs. However, the Company has incurred substantial losses and negative cash flows from operations every quarter since inception. For the three months ended March 31, 2001, the Company incurred a loss from operations of approximately $64.8 million and negative cash flows from operations of $40.7 million. As of March 31, 2001, the Company has an accumulated deficit of approximately $307.0 million.

         On December 21, 2000, the Company and HUGHES Electronics Corporation ("HUGHES") announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband, Inc., would acquire all the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million, subject to the satisfaction of certain conditions. The cash tender offer for these shares was successfully completed on April 2, 2001. As of April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company and became a wholly owned subsidiary of HUGHES.


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

         The accompanying condensed consolidated financial statements at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting only of recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and operating results. Operating results for the three-month period ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any future periods.

         The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The information included in this report should be read in conjunction with the Company's 2000 Annual Report on Form 10-K and all other filings of the Company including current reports on Form 8-K, filed with the Securities and Exchange Commission through the date of this report.

         Cash and cash equivalents

         The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. At March 31, 2001, the Company had restricted cash of approximately $6.3 million, of which $4.8 million related to letter of credit facilities with a bank, which had terms in excess of one year. The current portion of restricted cash of $1.5 million has been included in "prepaid expenses and other current assets", while the long term balance of $4.8 million has been included in "other assets."

         Research and development

         Research and development costs are expensed as incurred, except for certain software development costs. In January 1999 the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the three months ended March 31, 2001 and 2000, software development costs of approximately $306,000 million and $618,000, respectively, were capitalized and included in property and equipment.

         Advertising Costs

         Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses and other current assets and other assets at March 31, 2001 and December 31, 2000 is $19.5 million and $23.5 million, respectively, related to advertising commitments received from National Broadcasting Company, Inc. ("NBC") and NBC Internet, Inc. ("NBCi") in exchange for the issuance of Series C mandatorily redeemable preferred stock. Advertising expense for the three months ended March 31, 2001 and 2000 was $12.2 million and $7.9 million respectively; advertising expense for the three months ended March 31, 2001, is inclusive of stock-based compensation of $4.0 million.

3.       RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to March 31, 2001 presentation.

4.       NET LOSS PER SHARE

         Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes common equivalent shares outstanding during the period, if dilutive.

         The following table represents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):


                                                                     THREE MONTHS ENDED
                                                             March 31, 2001      March 31, 2000
                                                             --------------      --------------
Numerator:
Net loss ..............................................       $    (64,795)       $    (34,423)
Accretion on mandatorily redeemable convertible
 preferred stock ......................................                 --                 341
                                                              ------------        ------------
Net loss attributable to common stockholders ..........       $    (64,795)       $    (34,764)
                                                              ============        ============

Denominator:
Weighted-average common shares - basic and diluted ....         81,884,455          24,506,189
Weighted-average common shares subject to repurchase ..         (4,136,336)        (11,199,735)
                                                              ------------        ------------
Denominator for basic and diluted calculation .........         77,748,119          13,306,454
                                                              ============        ============

Basic and diluted net loss per share ..................       $      (0.83)       $      (2.61)
                                                              ============        ============


         Options to purchase 5,922,334 and 651,012 shares of common stock or convertible preferred stock at an average exercise price of $6.54 and $4.86 per share, respectively, and warrants to purchase 2,076,870 and 3,483,339 shares of common or convertible preferred stock at an average exercise price of $3.65 and $3.78 per share, respectively, and zero and 48,302,903 of convertible preferred stock outstanding, have not been included in the computation of diluted net loss per share for the three month periods ended March 31, 2001 and 2000, respectively, as their effect would have been anti-dilutive.

5. COMPREHENSIVE INCOME

         To date, the Company has not had any transactions that are required to be reported in comprehensive income.

6. NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements.


7.  BORROWINGS

         During February and March 2001, the Company received $20 million from HUGHES under an 8% convertible subordinated unsecured note which matures on January 31, 2004. The note was issued to the Company, by HUGHES, in connection with the December 21, 2000 "Agreement and Plan of Merger by and among Telocity, HUGHES and DIRECTV Broadband, Inc." (See Note 1).

8.  SUBSEQUENT EVENTS

         On April 2, 2001, through its recently formed subsidiary, DIRECTV Broadband, Inc., HUGHES completed its tender offer to acquire all of the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million in cash plus $20.0 million of interim financing. As of April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company, and the Company became a wholly owned subsidiary of HUGHES (See Note
1).

         During April 2001, approximately 19,700 of the Company's subscribers who received DSL connectivity through NorthPoint lost their service following NorthPoint's decision to shut down its network. The Company had received notice of the shutdown on March 28, 2001 following the United States Bankruptcy Court's approved sale of substantially all of NorthPoint's assets. The Company is in the process of reprovisioning service to NorthPoint subscribers where it has an alternate, financially secure, supplier of DSL connectivity. The Company is also entering into new agreements with suppliers of DSL connectivity in those geographical markets where it does not currently have an alternate, financially secure, supplier. Despite these efforts, however, the Company estimates that in excess of 13,000 subscribers will not be reprovisioned through a combination of no alternate last mile provider and customers choosing to terminate their service.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our ability to provision timely, consistent and reliable DSL services; our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

     Additional risk factors are discussed under the heading "Risk Factors" both below and in our 2000 Annual Report on Form 10-K.

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

      In July 1999, we began offering services commercially in Chicago. As of March 31, 2001, we were offering services in more than 150 metropolitan statistical areas nationwide. At March 31, 2001, we had approximately 65,000 active subscribers.

      During April 2001, approximately 19,700 of the Company's subscribers who received DSL connectivity through NorthPoint lost their service following NorthPoint's decision to shut down its network. The Company had received notice of the shutdown on March 28, 2001 following the United States Bankruptcy Court's approved sale of substantially all of NorthPoint's assets. The Company is in the process of reprovisioning service to NorthPoint subscribers where it has an alternate, financially secure, supplier of DSL connectivity. The Company is also entering into new agreements with suppliers of DSL connectivity in those geographical markets where it does not currently have an alternate, financially secure, supplier. Despite these efforts, however, the Company estimates that in excess of 13,000 subscribers will not be reprovisioned through a combination of no alternate last mile provider and customers choosing to terminate their service.


      Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition.

      On December 21, 2000, we announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband Inc., would acquire all of our outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million in cash, subject to the satisfaction to certain conditions. Also, to ensure we have sufficient access to funding during the period prior to the consummation of our merger with HUGHES, HUGHES agreed to provide unsecured interim financing of $20.0 million in the form of a convertible subordinated note. The cash tender offer for those shares commenced February 1, 2001 and was successfully completed on April 2, 2001. As of April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company, and the Company became a wholly owned subsidiary of HUGHES.


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

      - hiring management and other personnel; and

      - raising capital.

      We have incurred operating losses, net losses and negative earnings before interest, taxes, amortization of stock-based compensation, depreciation and amortization, or EBITDA, for each month since our formation. As of March 31, 2001, we had an accumulated deficit of $307.0 million.

      We incur network and product costs, sales and marketing expenses and capital expenditures when we enter a new market. Once we have developed our network in a market, we incur incremental expenditures as we connect new customers. These incremental expenditures primarily include local access costs and gateway device costs.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Installed billable subscribers increased from approximately 5,000 at March 31, 2000 to 65,000 at March 31, 2001. Major factors that contributed to our growth include an additional year of operating activity following the commercial launch of our operations in November 1999; and an expansion in our national footprint from 115 to 150 metropolitan statistical areas during the year. The increase in our subscriber base is a major driver behind the increase in revenue from $350,000 for the quarter ended March 31, 2000 to $7.9 million for the quarter ended March 31, 2001. The commercial launch in January 2001 of our first value added service package, "Connect&Protect(TM)", which provides home networking and enhanced computer security capabilities also contributed to the increase in revenues.

         As noted above under the heading "OVERVIEW", the size of our subscriber base will be negatively impacted by the NorthPoint bankruptcy proceedings. We anticipate that this will have an adverse impact on the size of our average subscriber base for the quarter ended June 30, 2001 compared to the quarter ended March 31, 2001, resulting in a reduction in revenue for the forthcoming quarter. Revenue will also be adversely impacted by the provision of a free month of service, provided as compensation for service interruption, to those NorthPoint subscribers which we successfully reprovision with another carrier during the forthcoming quarter. These reductions in revenue will, however, be offset in part by an anticipated increase in our average revenue per user arising from a higher customer penetration rate for our value added service and the adoption, in March 2001, of a national monthly pricing plan of $49.95 per incremental subscriber; previously certain geographical markets were priced at $39.95 per month.

         Network and product costs. Network and product costs increased from $4.2 million for the three months ended March 31, 2000, to $18.0 million for the three months ended March 31, 2001. The increase in these costs is directly attributable to incremental recurring access and installation fees payable to our suppliers of DSL connectivity following an increase in our installed subscriber base from approximately 5,000 at March 31, 2000, to 65,000 at March 31, 2001; and additional leased optical fiber costs arising from an expansion of our geographical coverage area and deeper penetration into our existing markets.

         Sales and marketing expenses. Sales and marketing expenses increased from $12.4 million for the three months ended March 31, 2000 to $17.2 million for the three months ended March 31, 2001. The overall increase in expenditure is consistent with the development of our business as we expanded our geographical service areas with Northern and Southern California in April 2000; the mountain states in July 2000; Texas in August 2000; and Connecticut, Rhode Island, Arizona and Western Florida in October 2000. The table below sets out the primary areas of increased expenditure for the three month period ended March 31, 2001, compared to the respective, prior year period (in thousands):

Incremental advertising and
  promotional costs                                          $  894
Incremental employee costs                                   $3,375

      Sales and marketing expenses in the first quarter 2001 is net of the utilization of $4.0 million of our NBC and NBCi advertising credits which we began utilizing from September 2000, following the launch of our nationwide television advertising campaign, coincident with our nationwide network deployment.

      General and administrative expenses. General and administrative expenses increased from $8.1 million for the three months ended March 31, 2000 to $20.2 million for the three months ended March 31, 2001. The increased level of expenditures reflects the growth in the volume and complexity of our underlying business and the ongoing expansion of commercial operations to over 150 metropolitan statistical areas by March 31, 2001; and costs attributable to our acquisition by HUGHES. The following table sets out the primary areas of increased expenditure for the three month period ended March 31, 2001 compared to the respective, prior year, period (in thousands):

Incremental customer delivery and
 support expenditure                            $5,445

Incremental executive and general
 corporate expenditure                          $5,183

Incremental facilities expenditure              $  478

         Research and development expenses. Research and development expenses increased from $4.5 million for the three months ended March 31, 2000 to $6.0 million for the three months ended March 31, 2001. These increases are primarily due to incremental charges, over the comparative period of the prior year, of $918,000 for the three months ended March 31, 2001, for the hiring of additional engineers and consultants involved in increased research and development activities associated with our service development platform and associated services.

         Amortization of stock-based compensation. Stock-based compensation increased from $3.2 million for the three months ended March 31, 2000, to $4.9 million for the three months ended March 31, 2001. The increase in stock-based compensation expense for the quarter ended March 23, 2001 is primarily attributable to the utilization of $4.0 million of advertising credits received from NBC and NBCi as part of our Series C round of financing, net of a $2.3 million reduction in employee and third party stock-based compensation compared to the corresponding quarter of the prior year.

         Depreciation and amortization expenses. Depreciation and amortization expenses increased from $2.1 million for the three months ended March 31, 2000 to $6.4 million for the three months ended March 31, 2001. This increase was primarily due to additional capital expenditures arising from the build out of our managed network and the capital expenditures associated with the increase in our subscriber base.


LIQUIDITY AND CAPITAL RESOURCES

         From inception through March 31, 2001, we financed our operations primarily through the proceeds of our initial public offering, net of underwriting commissions, of $120.7 million; private placements of equity of approximately $149.0 million in cash and promotional services; the use of operating equipment leases totaling $18.3 million; and borrowings under notes payable of $31.9 million. As of March 31, 2001, we had an accumulated deficit of $307.0 million, cash and cash equivalents of $2.3 million and restricted cash of $6.3 million.

         During the three months ended March 31, 2001 and 2000, the net cash used in our operating activities was $40.7 million and $27.6 million, respectively. This cash was used for a variety of operating purposes, including salaries; consulting and legal expenses; transaction related expenses; network operations; marketing; customer care; and overhead expense.

         Our net cash used for investing activities for the three months ended March 31, 2001 and 2000, was $14.0 million and $6.5 million, respectively, and was primarily used for purchases of property and equipment coincident with the build out of our network and subscriber base.

         Net cash provided by financing activities for the three months ended March 31, 2001 was $18.7 million and came from receipts under notes payable of $20.0 million, proceeds from the exercise of common stock options and warrants of $197,000, partially offset by $1.2 million in principal payments under capital lease obligations and a $300,000 increase in restricted cash related to commitments. Net cash used by financing activities for the three months ended March 31, 2000 was $1.1 million and was primarily used for the repayment of notes and the payment of capital lease obligations of $1.3 million net of proceeds from the issuance of common stock and preferred stock warrants of $211,000.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our cash and cash equivalents were in money market and checking funds.

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

        Many of our vendors or suppliers, including our DSL access providers, are facing serious financial difficulty. With the recent economic slow down and the down turn in the DSL market, many of these vendors or suppliers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some of these vendors and suppliers are experiencing, or are likely to experience, serious cash flow problems, and even bankruptcy. If some of these vendors or suppliers are not successful in generating sufficient revenue or securing alternate financing arrangements in order to sustain their operations, they may not be able to supply us with components for our infrastructure or DSL connections for our customers. If any of these failures occur, we may not be able to provide continued service to existing customers or install our service for new customers and further, we may be exposed to technical obsolescence for certain types of our gateway. For example, NorthPoint Communications, Inc., one of our DSL access providers, recently filed for bankruptcy and has shut down its DSL network, interrupting service to approximately 19,700 of our customers. We are diligently seeking to reprovision the affected customers; however, a substantial number of these customers have chosen to terminate their relationship with us. The failure of our vendors or suppliers to provide us with component parts for our infrastructure or DSL connections for our customers will harm our business and will adversely affect our operating results.


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

        The manufacturer of our residential gateway, Wellex, and a provider of our DSL connections, PacBell, are located in California. As a result of this crisis, Wellex may be unable to manufacture sufficient quantities of our gateway to meet our needs, or they may increase the fees they charge us for their services. In addition, PacBell would no longer be able to install DSL connections for our customers, or they may increase the fees they charge us for providing us with DSL connections. The inability of our contract manufacturer to provide us with adequate supplies of our gateway and the inability of PacBell to install DSL connections for new customers would cause a delay in our ability to fulfill our customers' orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

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

        If existing laws and regulations change, the competition among our DSL providers that we rely on to maintain efficiently priced and high quality DSL connections, could be adversely affected. In addition, if the Telecommunications Act of 1996 and recent decisions by the Federal Communications Commission implementing portions of the Act that have opened the existing telephone network to competition are stayed, reversed or modified by appellate courts, if the laws and decisions requiring traditional telephone companies and competitive carriers to sell DSL connections to companies like ours are changed or vacated, or if new regulatory mandates degrade competition, our costs will increase and we will have lower profit margins.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        NONE

ITEM 6. REPORTS ON FORM 8-K

               The Company filed four reports on Form 8-K dated December 28, 2000, as amended on February 2, 2001; February 16, 2001; March 30, 2001; and April 4, 2001.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DIRECTV Broadband, Inc.,
                                 (formerly TELOCITY DELAWARE, INC.)
                                 (Registrant)


Date: May 15, 2001            BY: /s/ EDWARD HAYES
                                  ----------------------------------------------
                                  Edward Hayes
                                  President & Chief Executive Officer




                                  /s/ DAVID WILSON
                                  ----------------------------------------------
                                  David Wilson
                                  Vice President & Chief Financial Officer