Form 10-Q
period 2001-04-02
DIRECTV BROADBAND INC
filed 2001-08-14
CIK 1102448

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                       FOR THE PERIOD ENDED APRIL 2, 2001

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes No X_

As of April 2, 2001, 82,468,226 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)
                                      INDEX


                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
          April 2, 2001 and December 31, 2000 ................................       2

         Condensed Consolidated Statements of Operations for the Two Days
          and Period Ended April 2, 2001 and the Three and the Six Months
          Ended June 30, 2000 ................................................       3

         Condensed Consolidated Statements of Cash Flows for the Period
          January 1, 2001 through April 2, 2001 (Period ended April 2, 2001)
          and for the Six Months Ended June 30,2000 ..........................       4

         Notes to Condensed Consolidated Financial Statements ................       5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................       7

Item 3.  Qualitative and quantitative disclosures about market risk ..........       9


PART II. OTHER INFORMATION (UNAUDITED)

Item 1.  Legal Proceedings ...................................................      14

Item 2.  Changes in Securities And Use of Proceeds ...........................      14

Item 3.  Reports on Form 8-K .................................................      14


         SIGNATURES ..........................................................      14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN 000'S, EXCEPT SHARE AMOUNTS)


                                                                     APRIL 2,        DECEMBER 31,
                                                                       2001             2000
                                                                    (UNAUDITED)        (NOTE 2)
                                                                    -----------      ------------
ASSETS
Current assets:
     Cash and cash equivalents ................................      $   2,343       $  38,422
     Accounts receivable, net .................................            828             539
     Prepaid expenses and other current assets ................          8,813          11,803
                                                                     ---------       ---------
           Total current assets ...............................         11,984          50,764
Property and equipment, net ...................................         53,548          45,311
Intangibles, net ..............................................            251             278
Other assets ..................................................         31,811          35,990
                                                                     ---------       ---------
           Total assets .......................................      $  97,594       $ 132,343
                                                                     =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable .........................................      $  18,377       $  23,761
     Accrued liabilities ......................................         39,539          21,662
     Deferred revenue .........................................          1,343           1,026
     Capital lease obligations, current .......................          4,904           5,757
                                                                     ---------       ---------
           Total current liabilities ..........................         64,163          52,206
Notes payable, net of current portion .........................         20,000              --
Capital lease obligations, net of current
     portion ..................................................          6,490           6,860
Other liabilities .............................................            314             264
                                                                     ---------       ---------
          Total liabilities ...................................      $  90,967       $  59,330
                                                                     ---------       ---------

Stockholders' equity:
     Common stock: $0.001 par value, 250,000,000
       shares authorized; issued and
       outstanding: 82,468,226 in 2001 and
       81,623,140 in 2000 .....................................             79              78
     Additional paid-in capital ...............................        325,910         326,450
     Receivable from stockholders .............................         (3,427)         (3,326)
     Unearned stock-based compensation ........................         (6,630)         (8,022)
     Accumulated deficit ......................................       (309,305)       (242,167)
                                                                     ---------       ---------
           Total stockholders' equity .........................          6,627          73,013
                                                                     ---------       ---------
           Total liabilities and stockholders'
           equity .............................................      $  97,594       $ 132,343
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

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      Two-Days         Three-Months                           Six-Months
                                                       Ended              Ended           Period Ended          Ended
                                                      April 2,           June 30,            April 2,          June 30,
                                                        2001               2000               2001               2000
                                                    ------------       ------------       ------------       ------------
Revenues .....................................      $        197       $      1,491       $      8,050       $      1,841
                                                    ------------       ------------       ------------       ------------
     Operating costs and expenses:
     Network and product costs ...............               294              6,549             18,286             10,799
     Sales and marketing .....................               245             16,710             17,465             29,112
     General and administrative ..............             1,618             10,539             21,853             18,655
     Research and development ................               135              4,682              6,166              9,216
     Amortization of stock-based
      compensation (*) .......................               109              2,285              5,012              5,485
     Depreciation and amortization ...........               142              3,219              6,517              5,304
                                                    ------------       ------------       ------------       ------------
           Total operating expenses ..........             2,543             43,984             75,299             78,571
                                                    ------------       ------------       ------------       ------------
Loss from operations .........................            (2,346)           (42,493)           (67,249)           (76,730)
Interest income/(expense), net ...............                 3                967                135                781
Other expense ................................                --                 --                (24)                --
                                                    ------------       ------------       ------------       ------------

Net loss .....................................      $     (2,343)      $    (41,526)      $    (67,138)      $    (75,949)
Accretion on mandatorily redeemable
  convertible preferred stock ................                --                 --                 --                341
                                                    ------------       ------------       ------------       ------------
Net loss attributable to common stockholders .      $     (2,343)      $    (41,526)      $    (67,138)      $    (76,290)
                                                    ============       ============       ============       ============

Net loss per share, basic and diluted ........      $      (0.03)      $      (0.56)      $      (0.86)      $      (1.74)
Shares used in computing net loss per
  share, basic and diluted ...................        78,726,834         74,499,599         77,769,396         43,903,027

                                                      Two-Days         Three-Months                           Six-Months
                                                       Ended              Ended           Period Ended          Ended
(*) Amortization of stock-based                       April 2,           June 30,          April 2,            June 30,
    compensation:                                       2001               2000              2001                2000
                                                    ------------       ------------       ------------       ------------
 Network and product costs ...................      $          2       $         78       $         18       $        267
 Sales and marketing .........................                29                800              4,338              1,174
 General and administration ..................                58              1,024                501              3,300
 Research and development ....................                20                383                155                744
                                                    ------------       ------------       ------------       ------------
                                                    $        109       $      2,285       $      5,012       $      5,485
                                                    ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DIRECTV BROADBAND, INC.
                       (FORMERLY TELOCITY DELAWARE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)
                                   (UNAUDITED)



                                                            Period         Six-Months
                                                             Ended           Ended
                                                            April 2,        June 30,
                                                             2001             2000
                                                           ---------       ---------
Cash flows from operating activities:
  Net cash used in operating activities                    $ (40,719)      $ (51,398)
                                                           ---------       ---------

Cash flow from investing activities:
  Proceeds from the sale of property and equipment                23              --
  Purchase of property and equipment                         (14,057)        (16,624)
                                                           ---------       ---------

     Net cash used in investing activities                   (14,034)        (16,624)
                                                           ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                    159         120,541
  Proceeds from issuance of warrants for common stock             38             536
  Proceeds from issuance of notes payable                     20,000              --
  Repayments of notes payable                                     --          (5,976)
  Principal payments on capital lease obligations             (1,223)         (2,372)
  Increase in restricted cash related to commitments            (300)         (4,561)
                                                           ---------       ---------

     Net cash provided by financing activities                18,674         108,168
                                                           ---------       ---------

Net increase/(decrease) in cash and cash equivalents         (36,079)         40,146
Cash and cash equivalents, beginning of period                38,422          66,978
                                                           ---------       ---------

Cash and cash equivalents, end of period                   $   2,343       $ 107,124
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

        On December 21, 2000, the Company and HUGHES Electronics Corporation ("HUGHES") announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband, Inc., would acquire all the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million, subject to the satisfaction of certain conditions. The cash tender offer for these shares was successfully completed on April 3, 2001. As of April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company and became a wholly owned subsidiary of HUGHES.


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

        The consolidated financial statements at April 2, 2001 and for the period ended April 2, 2001 are unaudited, but include all adjustments (consisting only of recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and operating results. The Company's obligation to report on Form 10-Q ceased on April 3, 2001 when it merged with and into DIRECTV Broadband, Inc. and it became a wholly owned subsidiary of HUGHES. Operating results for the period ended April 2, 2001 and the six-month period ended June 30, 2000 are not necessarily indicative of results that may be expected for any future periods.

        The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The information included in this report should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

        Cash and cash equivalents

        The Company considers all highly liquid investments with original or remaining maturities of three-months or less at the date of purchase to be cash equivalents. At April 2, 2001, the Company had restricted cash of approximately $6.3 million, of which $4.8 million related to letter of credit facilities with a bank, which had terms in excess of one year. The current portion of restricted cash of $1.5 million has been included in "prepaid expenses and other current assets", while the long term balance of $4.8 million has been included in "other assets".

        Research and development

        Research and development costs are expensed as incurred, except for certain software development costs. In January 1999 the Company adopted Statement of Position ("SOP") 98-1, which requires software development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. For the period ended April 2, 2001 and the six-month period ended June 30, 2000, software development costs of approximately $306,000 and $1.4 million, respectively, were capitalized and included in property and equipment.

        Advertising Costs

        Advertising costs are expensed the first time the advertising takes place. Included in prepaid expenses, other current assets and other assets at April 2, 2001 and December 31, 2000 is $19.5 million and $23.5 million, respectively, related to advertising commitments received from National Broadcasting Company, Inc. and NBC Internet, Inc. in exchange for the issuance of Series C mandatorily redeemable preferred stock. Advertising expense for the period ended April 2, 2001 and the six-month period ended June 30, 2000 was $12.2 million and $15.0 million respectively; advertising expense for the period ended April 2, 2001, is inclusive of stock-based compensation of $4.0 million.

3.      RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to April 2, 2001 presentation.

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

        The following table represents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):


                                                                           Period            Six-Months
                                      Two Days        Three-Months          Ended              Ended
                                       Ended              Ended            April 2,           June 30,
                                   April 2, 2001      June 30, 2000          2001               2000
                                   -------------      -------------      ------------       ------------
Numerator:
Net loss ....................      $     (2,343)      $    (41,526)      $    (67,138)      $    (75,949)
Accretion on mandatorily
  redeemable convertible
  preferred stock ...........                 -                  -                  -                341
                                   ------------       ------------       ------------       ------------
Net loss attributable to
  common stockholders .......      $     (2,343)      $    (41,526)      $    (67,138)      $    (76,290)
                                   ============       ============       ============       ============

Denominator:
Weighted-average common
  shares - basic and
  diluted ...................        82,468,226         85,206,384         81,897,145         55,868,924
Weighted-average shares
  subject to repurchase .....        (3,741,392)       (10,706,785)        (4,127,749)       (11,965,897)
                                   ------------       ------------       ------------       ------------
Denominator for basic and
  diluted calculation .......        78,726,834         74,499,599         77,769,396         43,903,027
                                   ============       ============       ============       ============

Basic and diluted net loss
  per share .................      $      (0.03)      $      (0.56)      $      (0.86)      $      (1.74)
                                   ============       ============       ============       ============


        Options to purchase 5,922,334 and 795,412 shares of common stock or convertible preferred stock at an average exercise price of $6.54 and $7.32 per share, respectively, and warrants to purchase 2,076,870 and 4,657,126 shares of common or convertible preferred stock at an average exercise price of $3.65 and $5.98 per share, respectively, have not been included in the computation of diluted net loss per share for the two-days and the period ended April 2, 2001 and the three and six-months ended June 30, 2000, respectively, as their effect would have been anti-dilutive.


5. COMPREHENSIVE INCOME

        To date, the Company has not had any transactions that are required to be reported in comprehensive income.

6. NEW ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on the financial statements.


7. BORROWINGS

        During February and March 2001, the Company received $20 million from HUGHES under an 8% convertible subordinated unsecured note which matures on January 31, 2004. The note was issued to the Company, by HUGHES, in connection with the December 21, 2000 "Agreement and Plan of Merger by and among Telocity, HUGHES and DIRECTV Broadband, Inc." (see Note 1).

8. SUBSEQUENT EVENTS

        On April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company, and the Company became a wholly owned subsidiary of HUGHES, following the successful completion of HUGHES' tender offer, through its recently formed subsidiary, DIRECTV Broadband, Inc., to acquire all of the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million.

        During April 2001, approximately 19,700 of the Company's subscribers who received DSL connectivity through NorthPoint Communications, Inc. ("NorthPoint"; the "NorthPoint subscribers") lost their service following NorthPoint's decision to shut down its network. The Company had received notice of the shut down on March 28, 2001 following the United States Bankruptcy Court's approved sale of substantially all of NorthPoint's assets. Where possible, the Company has reprovisioned service to NorthPoint subscribers where it has an alternate, financially secure, supplier of DSL connectivity. The Company is also entering into new commercial relationships with suppliers of DSL connectivity in those geographical markets where it does not currently have an alternate, financially secure, supplier. Despite these efforts, however, the Company estimates that in excess of 14,000 subscribers will not be reprovisioned through a combination of no alternate last mile provider and customers choosing to terminate their service.


                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        In July 1999, we began offering services commercially in Chicago. As of April 2, 2001, we were offering services in more than 150 metropolitan statistical areas nationwide. At April 2, 2001, we had approximately 65,000 active subscribers, inclusive of approximately 19,700 subscribers who were provisioned through NorthPoint Communications Inc. ("NorthPoint").

        During April 2001, approximately 19,700 of the Company's subscribers who received DSL connectivity through NorthPoint lost their service following NorthPoint's decision to shut down its network. The Company had received notice of the shutdown on March 28, 2001 following the United States Bankruptcy Court's approved sale of substantially all of NorthPoint's assets. More recently, Rhythms NetConnections Inc., another one of our DSL access providers, also filed for bankruptcy. Where possible, the Company has reprovisioned service to NorthPoint subscribers where it has an alternate, financially secure, supplier of DSL connectivity and will attempt to do so for any customers adversely affected by Rhythms' bankruptcy. The Company is also entering into commercial relationships with suppliers of DSL connectivity in those geographical markets where it does not currently have an alternate, financially secure, supplier. Despite these efforts, however, the Company estimates that in excess of 14,000 subscribers will not be reprovisioned through a combination of no alternate last mile provider and customers choosing to terminate their service.

        Our maximum potential market is limited by the number of homes that are DSL-capable, meaning homes that are within approximately 2 1/2 and 3 miles from a local telephone office that has equipment necessary to support DSL service and have voice grade copper telephone lines that are in good condition.

        On December 21, 2000, we announced an agreement in which HUGHES, through a recently formed subsidiary, DIRECTV Broadband Inc., would acquire all our outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178 million, subject to the satisfaction to certain conditions. Also, to ensure we have sufficient access to funding during the period prior to the consummation of our merger with HUGHES, HUGHES agreed to provide unsecured interim financing of $20 million in the form of a convertible subordinated note. The cash tender offer for those shares commenced February 1, 2001 and was successfully completed on April 2, 2001. As of April 3, 2001, DIRECTV Broadband, Inc. merged with and into the Company, and the Company became a wholly owned subsidiary of HUGHES.

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

        -   hiring management and other personnel; and

        -   raising capital.

        We have incurred operating losses, net losses and negative earnings before interest, taxes, amortization of stock-based compensation, depreciation and amortization, or EBITDA, for each month since our formation. As of April 2, 2001, we had an accumulated deficit of $309.3 million.

        We incur network and product costs, sales and marketing expenses and capital expenditures when we enter a new market. Once we have developed our network in a market, we incur incremental expenditures as we connect new customers. These incremental expenditures primarily include local access costs and gateway device costs.


TWO DAYS ENDED APRIL 2, 2001 AND THE PERIOD ENDED APRIL 2, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

        This report on Form 10-Q covers the period from April 1 to April 2, 2001 (period ended April 2, 2001). Our obligation to report on Form 10-Q ceased on April 3, 2001 when we merged with and into DIRECTV Broadband Inc. and we became a wholly owned subsidiary of HUGHES.

        No meaningful comparisons can be drawn between the two days and the period ended April 2, 2001, and the three and six-month periods ended June 30, 2000 due to their differences in length.

        General and Administrative Expenses. General and administrative expenses for the two days ended April 2, 2001, is inclusive of investment banking fees of $1.2 million which were contingent upon the successful sale of the Company. These fees were expensed following the successful completion of HUGHES' tender offer, through its recently formed subsidiary, DIRECTV BROADBAND, INC., to acquire all of the Company's outstanding shares of common stock at a purchase price of $2.15 per share, or approximately $178.0 million, on April 2, 2001.


LIQUIDITY AND CAPITAL RESOURCES

        No cash transactions occurred during the two days ended April 2, 2001.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 (as amended by SFAS No. 138) as required by SFAS No. 137, "Deferral of the Effective Date the FASB Statement No. 133", effective January 1, 2001. The Company, to date, has not engaged in derivative and hedging activities, and accordingly the adoption of SFAS No. 133 did not have a material effect on the financial statements.


        ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of April 2, 2001, all of our cash and cash equivalents were in money market and checking funds.


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

        Many of our vendors or suppliers, including our DSL access providers, are facing serious financial difficulty. With the recent economic slow down and the down turn in the DSL market, many of these vendors or suppliers are forecasting that their revenue for the foreseeable future will be lower than anticipated, and some of these vendors and suppliers are experiencing, or are likely to experience, serious cash flow problems, and even bankruptcy. If some of these vendors or suppliers are not successful in generating sufficient revenue or securing alternate financing arrangements in order to sustain their operations, they may not be able to supply us with components for our infrastructure or DSL connections for our customers. If any of these failures occur, we may not be able to provide continued service to existing customers or install our service for new customers and further, we may be exposed to technical obsolescence for certain types of our gateway. For example, NorthPoint Communications, Inc. and Rhythms NetConnections Inc., two of our DSL access providers, recently filed for bankruptcy and Northpoint has shut down its DSL network, interrupting service to approximately 19,700 of our customers. We are diligently seeking to reprovision the customers affected by Northpoint's shut down and may have to do the same for the customers with service through Rhythms should it also shut down its network; however, a substantial number of these customers have chosen or may choose to terminate their relationship with us. The failure of our vendors or suppliers to provide us with component parts for our infrastructure or DSL connections for our customers will harm our business and will adversely affect our operating results.


WE WILL COMPETE WITH OUR DSL ACCESS PROVIDERS IN PROVIDING BROADBAND INTERNET ACCESS, WHICH MAY CAUSE DELAYS, INCREASE EXPENSES, OR ADVERSELY IMPACT OUR MARGINS.

        Because in some instances our DSL access providers will also provide broadband Internet access and other services, we compete with them. Although our DSL access providers are required to provide DSL connections to us on a non-discriminatory basis under the Telecommunications Act of 1996, they may nevertheless be reluctant to cooperate with us. Compelling these DSL access providers to meet the regulatory requirements may be expensive and time-consuming and could result in delays and increased expenses associated with providing our services and content on a wider scale, which in turn could harm our business. In view of the comparative size of the traditional telephone companies, we may also be vulnerable to predatory pricing which could force us to either forgo orders because we operate at a comparative price disadvantage, or reduce our prices, thereby adversely impacting our margins and our long-term profitability.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        NONE

ITEM 6. REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K dated April 4, 2001.


                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIRECTV Broadband, Inc.,
                                          (formerly TELOCITY DELAWARE, INC.)


Date: August 14, 2001               BY: /s/ Edward Hayes
                                        ----------------------------------------
                                        Edward Hayes
                                        President & CEO


                                        /s/ David Wilson
                                        ----------------------------------------
                                        David Wilson
                                        Vice President & Chief Financial Officer